Form 10-Q
period 2024-09-30
Everus Construction Group, Inc.
filed 2024-11-21
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number 001-42276
Everus Construction Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	99-1952207
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1730 Burnt Boat Drive Bismarck, North Dakota	58503
(Address of principal executive offices)	(Zip code)
(701) 221-6400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	ECG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 18, 2024: 50,972,059 shares.

Industry Information
Any industry data included in this Quarterly Report on Form 10-Q (“Quarterly Report”) regarding industry size and/or relative industry position is derived from a variety of sources, including company research, third-party studies and surveys, industry and general publications, and estimates based on Everus Construction Group, Inc.’s (“Everus”) knowledge and experience in the industries in which it operates. Everus’ estimates, if any, have been based on information obtained from its customers, suppliers, trade and business organizations, and other contacts in the industry. Everus is responsible for all the disclosures contained in this Quarterly Report, and Everus believes that any third-party data is generally reliable and that its estimates are accurate as of the date of this Quarterly Report. Further, Everus’ estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” in Everus’ Registration Statement on Form 10, which is not incorporated by reference herein. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Operating revenues	$760,985	$717,406	$2,090,047	$2,218,672
Cost of sales	671,085	632,499	1,836,853	1,976,534
Gross profit	89,900	84,907	253,194	242,138
Selling, general and administrative expenses	36,191	34,816	109,292	102,519
Operating income	53,709	50,091	143,902	139,619
Interest expense	2,851	4,596	8,823	13,483
Other income	1,071	1,208	3,683	2,705
Income before income taxes and income from equity method investments	51,929	46,703	138,762	128,841
Income taxes	13,995	11,423	37,606	32,822
Income from equity method investments	3,833	734	7,797	4,718
Net income	$41,767	$36,014	$108,953	$100,737

Earnings per share:
Basic	$0.82	$0.71	$2.14	$1.98
Diluted	$0.82	$0.71	$2.14	$1.98
Weighted average common shares outstanding(1):
Basic	50,972	50,972	50,972	50,972
Diluted	50,972	50,972	50,972	50,972
__________________
(1)     Prior to the Separation (as defined below), Everus Construction had 1,000 common shares issued and outstanding. On October 31, 2024, as part of the Distribution (as defined below), 50,972,059 shares of Everus common stock were issued and outstanding. Basic and diluted earnings per share for periods prior to the Separation and Distribution have been retrospectively adjusted to reflect the Everus shares outstanding on the Distribution date. Refer to Note 1 and Note 2 for more information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$41,767	$36,014	$108,953	$100,737
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax benefit of $0 for each of the three and nine months ended September 30, 2024, and $0 and $1 for the three and nine months ended September 30, 2023, respectively	—	—	—	35
Other comprehensive income	—	—	—	35
Comprehensive income attributable to common stockholders	$41,767	$36,014	$108,953	$100,772
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$553	$1,567
Receivables, net of allowances of $7,300 and $7,967, respectively	632,131	534,100
Costs and estimated earnings in excess of billings	174,102	158,529
Due from related-party	12,270	11,507
Inventories	46,923	42,709
Prepayments and other current assets	20,553	17,651
Total current assets	886,532	766,063
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $153,272 and $143,831, respectively	129,361	116,018
Goodwill	143,224	143,224
Other intangible assets, net of accumulated amortization of $9,984 and $8,738, respectively	466	2,004
Operating lease right-of-use assets	68,852	53,233
Noncurrent retention receivable	32,849	21,355
Investments	17,648	8,413
Other	360	272
Total noncurrent assets	392,760	344,519
Total assets	$1,279,292	$1,110,582
Liabilities and Stockholder’s Equity
Current liabilities:
Billings in excess of costs and estimated earnings	$221,662	$198,231
Accounts payable	160,873	116,573
Taxes payable	14,006	8,557
Due to related-party	15,870	14,615
Accrued compensation	66,960	44,721
Current portion of operating lease liabilities	26,110	21,143
Accrued payroll-related liabilities	37,292	35,342
Other accrued liabilities	16,788	13,001
Total current liabilities	559,561	452,183
Noncurrent liabilities:
Related-party notes payable	214,525	168,531
Deferred income taxes	965	6,535
Operating lease liabilities	43,247	32,504
Other	7,691	1,979
Total noncurrent liabilities	266,428	209,549
Total liabilities	$825,989	$661,732
Commitments and contingencies
Common stockholder’s equity:
Common Stock, stated value $1, no par value; 1,000 shares authorized, issued and outstanding	$1	$1
Other paid-in capital	137,947	136,184
Retained earnings	315,355	312,665
Total stockholder’s equity	453,303	448,850
Total liabilities and stockholder’s equity	$1,279,292	$1,110,582
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2023	1,000	$1	$136,184	$312,665	$448,850
Net income	—	—	—	28,214	28,214
Net transfers from (to) Centennial	—	—	1,006	(13,764)	(12,758)
Balance as of March 31, 2024	1,000	1	137,190	327,115	464,306
Net income	—	—	—	38,972	38,972
Net transfers from (to) Centennial	—	—	463	(13,750)	(13,287)
Balance as of June 30, 2024	1,000	1	137,653	352,337	489,991
Net income	—	—	—	41,767	41,767
Net transfers from (to) Centennial	—	—	294	(78,749)	(78,455)
Balance as of September 30, 2024	1,000	$1	$137,947	$315,355	$453,303

	Common Stock				Accumulated Other Comprehensive Loss
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings		Total
Balance as of December 31, 2022	1,000	$1	$136,327	$245,954	$(35)	$382,247
Net income	—	—	—	26,074	—	26,074
Other comprehensive loss	—	—	—	—	(11)	(11)
Net transfers from (to) Centennial	—	—	(1,207)	(12,508)	—	(13,715)
Balance as of March 31, 2023	1,000	1	135,120	259,520	(46)	394,595
Net income	—	—	—	38,649	—	38,649
Other comprehensive income	—	—	—	—	46	46
Net transfers from (to) Centennial	—	—	398	(13,001)	—	(12,603)
Balance as of June 30, 2023	1,000	1	135,518	285,168	—	420,687
Net income	—	—	—	36,014	—	36,014
Net transfers from (to) Centennial	—	—	201	(12,506)	—	(12,305)
Balance as of September 30, 2023	1,000	$1	$135,719	$308,676	$—	$444,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2024	2023
	(in thousands)
Operating activities:
Net income	$108,953	$100,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,961	15,658
Amortization	1,538	1,575
Deferred income taxes	(5,570)	(734)
Provision for credit losses	(51)	4,385
Stock-based compensation costs	1,034	517
Unrealized gain on investments	(531)	—
Gain on sale of assets	(5,513)	(6,297)
Equity in earnings of unconsolidated affiliates, net of distributions	(4,788)	(4,718)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(97,980)	(5,828)
Due from related-party	(763)	1,381
Costs and estimated earnings in excess of billings	(15,573)	(44,802)
Inventories	(4,214)	(8,984)
Other current assets	(2,303)	(2,512)
Accounts payable	44,265	(11,125)
Due to related-party	10	356
Billings in excess of costs and estimated earnings	23,431	12,566
Other current liabilities	32,760	6,540
Other noncurrent changes	(8,984)	2,647
Net cash provided by operating activities	82,682	61,362
Investing activities:
Capital expenditures	(34,506)	(28,134)
Net proceeds from sale or disposition of property	9,587	12,247
Investments	(570)	(535)
Net cash used in investing activities	(25,489)	(16,422)
Financing activities:
Repayment of related-party notes payable	—	(45,000)
Repayment of related-party short-term notes payable	—	(27,000)
Net amounts received from related-party cash management program	45,994	62,527
Transfers to Centennial	(104,201)	(37,026)
Net cash used in financing activities	(58,207)	(46,499)
Decrease in cash and cash equivalents	(1,014)	(1,559)
Cash and cash equivalents - beginning of period	1,567	2,112
Cash and cash equivalents - end of period	$553	$553
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 – Background and Nature of Operations
Everus Construction, Inc. (formerly known as MDU Construction Services Group, Inc.) (“Everus Construction”) is incorporated under the laws of the State of Delaware and operated historically as a wholly owned subsidiary of CEHI, LLC (“Centennial”), which is a wholly owned subsidiary of MDU Resources Group, Inc. (“MDU Resources” or “MDU”).
On November 2, 2023, MDU Resources announced its intent to pursue a tax-free spinoff of Everus Construction from MDU Resources (the “Separation”). In anticipation of the Separation, MDU Resources formed a new wholly owned subsidiary, Everus Construction Group, Inc. (the “Company” or “Everus”), that would become the new parent company of Everus Construction.
On October 31, 2024, MDU Resources completed the Separation by transferring Everus Construction, inclusive of all its assets and liabilities, to Everus and distributing 50,972,059 shares of Everus common stock ($0.01 par value) to MDU Resources stockholders of record as of October 21, 2024 (the “Distribution”). The Distribution was structured as a pro rata distribution of one share of Everus common stock for every four shares of MDU Resources common stock (such ratio, the “Distribution Ratio”). MDU Resources did not distribute any fractional shares of Everus common stock to its stockholders as part of the Distribution. Instead, MDU Resources’ stockholders will receive cash in lieu of any fractional shares of Everus common stock that they would have received after application of the Distribution Ratio.
As a result of the Separation and Distribution, Everus is now a separate, independent publicly traded company and its common stock is listed under the symbol “ECG” on the New York Stock Exchange. More information on the Separation and Distribution, as well as the Company's historical results, can be found within the Company's Registration Statement on Form 10 (“Form 10”), which is not incorporated by reference herein.
The Separation was completed pursuant to a separation and distribution agreement and other agreements with MDU Resources related to the Separation, including, but not limited to, a transition services agreement, a tax matters agreement and an employee matters agreement. The Company has incurred costs in establishing itself as an independent public entity and expects additional ongoing expenses related to its continued operations as such.
Prior to the Separation, Everus Construction was the construction services segment of MDU Resources. The Company provides specialty contracting services to a diverse set of end markets across the United States, which are provided to utilities and manufacturing, transportation, commercial, industrial, institutional, renewables and governmental customers. The Company operates throughout most of the United States through two operating segments, which represent its two reportable segments:
Electrical & Mechanical: Contracting services including construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services to customers in both the public and private sectors.
Transmission & Distribution: Contracting services including construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacturing and distribution of overhead and underground transmission line construction equipment and tools.
Note 2 – Basis of Presentation
Prior to the Separation, Everus Construction historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a standalone company. The accompanying unaudited condensed consolidated financial statements and footnotes were prepared on a “carve-out” basis in connection with the Separation and were derived from the unaudited condensed consolidated financial statements of MDU Resources as if the Company operated on a standalone basis during the periods presented. However, the unaudited condensed consolidated financial statements do not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, publicly traded company during the periods presented and may not be indicative of its future performance.
The accompanying unaudited condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Pursuant to GAAP, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements included in the Company’s Form 10. The information includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements and are of a normal recurring nature.
The unaudited condensed consolidated balance sheets reflect the assets and liabilities of Centennial that were specifically identifiable as being directly attributable to the Company for the periods presented prior to the Separation.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company were included in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements also include allocated expenses for certain functions that were provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. These general corporate expenses were included in the unaudited condensed consolidated statements of income within Selling, general and administrative expenses. The amounts allocated were $4.9 million and $27.6 million for the three and nine months ended September 30, 2024, respectively, and $4.5 million and $21.5 million for the three and nine months ended September 30, 2023, respectively. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.
Earnings per share information has been retrospectively adjusted for all periods presented on the unaudited condensed consolidated statements of income to reflect the Distribution. Refer to Note 8 – Earnings Per Share for more information on the share count used in the earnings per share calculations.
Following the Separation, the Company now performs certain functions using its own resources or purchased services. For an interim period of up to 20 months following the Separation, however, certain functions will continue to be provided by MDU Resources under a transition services agreement.
Prior to the Separation, the Company historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. The Company had related-party agreements in place with Centennial for the financing of its capital needs, which are reflected as Related-party notes payable on the unaudited condensed consolidated balance sheets. Interest expense in the unaudited condensed consolidated statements of income reflected the allocation of interest on borrowing and funding associated with the related-party agreements. Following the Separation, the Company no longer participates in MDU Resources’ centralized cash management program. The Company has implemented its own centralized cash management program and has access to third-party credit facilities to fund day-to-day operations. Refer to Note 15 – Related-Party Transactions and Note 16 – Subsequent Events for additional information.
Prior to the Separation, MDU Resources maintained various benefit and stock-based compensation plans at a corporate level and the Company’s employees participated in these programs. The costs associated with its employees are included in the Company’s unaudited condensed consolidated financial statements. Following the Separation, Everus has its own benefit and stock-based compensation plans at a corporate level that its employees participate in.

Principles of Consolidation
The unaudited condensed consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying unaudited condensed consolidated financial statements.
Related-party transactions between the Company, MDU Resources, Centennial or other MDU Resources subsidiaries, for general operating activities, the Company's participation in MDU Resources’ centralized cash management program through Centennial, and intercompany debt, were included in the unaudited condensed consolidated financial statements. These related-party transactions were historically settled in cash and were reflected in the unaudited condensed consolidated balance sheets as Due from related-party, Due from related-party - noncurrent, Due to related-party or Related-party notes payable. The aggregate net effect of general related-party operating activities was reflected in the unaudited condensed consolidated statements of cash flows within operating activities. The effects of the Company’s participation in MDU Resources’ centralized cash management program and intercompany debt arrangements were reflected in the unaudited condensed consolidated statements of cash flows within investing and financing activities. Refer to Note 15 – Related-Party Transactions for additional information on related-party transactions.
Note 3 – Summary of Significant Accounting Policies
New Accounting Standards
Changes to GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.

The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its financial statements and/or disclosures:

Standard	Description	Effective Date	Impact on Financial Statements/Disclosures
Recently adopted ASUs
ASU 2022-06 – Reference Rate Reform (Topic 848): Deferral of Sunset Date
In December 2022, the FASB included a sunset provision within ASC 848 based on expectations of when the London Inter-Bank Offered Rate (“LIBOR”) would cease to be published. At the time ASU 2020-04 was issued, the UK Financial Conduct Authority had established its intent to cease overnight tenors of LIBOR after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight tenors of LIBOR would be June 30, 2023, which is beyond the current sunset date of ASC 848. The amendments in this Update defer the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. Existing contracts referencing LIBOR or other reference rates expected to be discontinued must have identified a replacement rate by June 30, 2023. New contracts will incorporate a new reference rate, which includes the Secured Overnight Financing Rate (“SOFR”).
Effective upon issuance (December 21, 2022) through December 31, 2024.
The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR. The Company determined the adoption of the guidance did not have a material impact on its unaudited condensed consolidated financial statements.

Standard	Description	Effective Date	Impact on Financial Statements/Disclosures
Recently issued ASUs not yet adopted
ASU 2023-05 - Business Combinations - Joint Venture Formations - Recognition and Initial Measurement	In August 2023, the FASB issued guidance on accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statement in order to provide decision useful information to investors and other allocators of capital (collectively investors) in a joint venture's financial statements and reduce diversity in practice. The new basis of accounting will require that a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with the exceptions to fair value measurement that are consistent with the business combinations guidance). A joint venture that was formed before January 1, 2025, may elect to apply the guidance retrospectively if it has sufficient information.	Effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.	The Company is currently evaluating the impact the guidance will have on its interim and annual disclosures for the year ended December 31, 2025.
ASU 2023-07 - Segment Reporting - Improvements to Reportable Segment Disclosures	In November 2023, the FASB issued guidance on improving financial reporting by requiring disclosure on incremental segment information, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses.	Effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with prior periods disclosed in the period of adoption.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2024, and future interim periods.
ASU 2023-09 - Income Taxes - Improvements to Income Tax Disclosures	The FASB issued guidance to address investors’ requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information and effectiveness of income tax disclosures.	Effective for fiscal years beginning after December 15, 2024.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; loss contingencies; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services net of expected credit losses. Receivables, net is summarized as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Trade receivables:
Completed contracts	$33,425	$42,467
Contracts in progress	532,513	409,872
Retention receivables	67,279	84,474
Other	6,214	5,254
Receivables, gross	639,431	542,067
Less: expected credit losses	7,300	7,967
Receivables, net	$632,131	$534,100
The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $74.5 million and $42.0 million as of September 30, 2024 and December 31, 2023, respectively.
Details of the Company's expected credit losses, disclosed within Receivables, net for the respective periods presented below, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$7,257	$4,717	$7,967	$2,161
Current expected credit loss provision	83	1,734	(51)	4,385
Less: write-offs charged against the allowance	84	27	672	181
Credit loss recoveries collected	44	—	56	59
Balance at end of period	$7,300	$6,424	$7,300	$6,424
Inventories
Inventories consist primarily of manufactured equipment held for resale and/or rental of $40.6 million and $37.2 million as of September 30, 2024 and December 31, 2023, respectively, and materials and supplies of $6.3 million and $5.5 million as of September 30, 2024 and December 31, 2023, respectively. These inventories are stated at the lower of average cost or net realizable value. The value of inventory may decrease due to obsolescence, physical deterioration, damage, costs to repair or other causes. Inventory valuation write-downs are determined based on specific facts and circumstances and were immaterial as of September 30, 2024 and December 31, 2023.
Note 4 – Revenue from Contracts with Customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.

As part of the adoption of Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.
Contract Estimates and Changes in Estimates
Changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. The Company recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. Change orders and claims are negotiated in the normal course of business and represent management's estimates of additional contract revenues that have been earned and are probable of collection.
As of September 30, 2024 and December 31, 2023, $37.8 million and $57.3 million, respectively, of unexecuted change orders were included in contract transaction price and in Costs and estimated earnings in excess of billings on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent its best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of September 30, 2024 and December 31, 2023, in the normal course of business, the Company had additional priced work not approved by the customer to begin project work of approximately $233.1 million and $187.4 million, respectively, with minimal costs incurred. These amounts were excluded from contract transaction price. In addition, claim positions of $42.7 million were excluded from the contract transaction price as of both September 30, 2024 and December 31, 2023. The Company continues to evaluate these claims.
As of September 30, 2024 and December 31, 2023, the Company had recorded loss provisions of $1.2 million and $1.5 million, respectively, in Billings in excess of costs and estimated earnings on the unaudited condensed consolidated balance sheets related to these contracts that are still being completed and remain recorded.
The Company received notification from a customer on a large project with a contract that was billed on a time and materials basis with no stated maximum price, that it is withholding payment of approximately $31.2 million on remaining outstanding billings, including retention. The Company believes it has substantial defenses against these claims based upon the terms of the contract and it has performed under the terms of the contract. Therefore, the Company believes collection of the remaining outstanding billings, including retention is probable and, as a result, the Company has recognized the revenue from this project in its results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
Disaggregation of Revenue
In the following tables, revenues are disaggregated by contract type and customer type for each reportable segment. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For more information on the Company’s reportable segments, refer to Note 12 – Business Segment Data.

The following tables present revenue disaggregated by contract type:

Three months ended September 30, 2024	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$326,972	$106,936	$433,908
Unit-price	15,031	46,848	61,879
Cost reimbursable*	194,892	74,720	269,612
Total contract revenues	536,895	228,504	765,399
Eliminations	(2,154)	(2,260)	(4,414)
Total operating revenues	$534,741	$226,244	$760,985
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Three months ended September 30, 2023	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$272,042	$92,607	$364,649
Unit-price	18,401	29,590	47,991
Cost reimbursable*	226,490	82,231	308,721
Total contract revenues	516,933	204,428	721,361
Eliminations	(2,555)	(1,400)	(3,955)
Total operating revenues	$514,378	$203,028	$717,406
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Nine months ended September 30, 2024	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$966,035	$282,582	$1,248,617
Unit-price	49,254	118,016	167,270
Cost reimbursable*	466,489	223,179	689,668
Total contract revenues	1,481,778	623,777	2,105,555
Eliminations	(5,627)	(9,881)	(15,508)
Total operating revenues	$1,476,151	$613,896	$2,090,047
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Nine months ended September 30, 2023	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$784,334	$261,457	$1,045,791
Unit-price	62,488	62,401	124,889
Cost reimbursable*	833,388	225,593	1,058,981
Total contract revenues	1,680,210	549,451	2,229,661
Eliminations	(7,262)	(3,727)	(10,989)
Total operating revenues	$1,672,948	$545,724	$2,218,672
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

The following table presents revenue disaggregated by customer type:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Commercial	$327,403	$266,587	$860,088	$947,792
Industrial	76,493	116,013	236,349	367,331
Institutional	93,390	76,276	274,916	195,178
Renewables	10,414	19,244	27,551	43,947
Service & other	29,195	38,813	82,874	125,962
Total Electrical & Mechanical	536,895	516,933	1,481,778	1,680,210
Utility	206,669	188,680	559,922	508,850
Transportation	21,835	15,748	63,855	40,601
Total Transmission & Distribution	228,504	204,428	623,777	549,451
Eliminations	(4,414)	(3,955)	(15,508)	(10,989)
Total operating revenues	$760,985	$717,406	$2,090,047	$2,218,672
Uncompleted Contracts and Contract Assets and Contract Liabilities
Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Costs incurred on uncompleted contracts	$6,399,940	$6,390,641
Estimated earnings	875,983	840,994
Costs and estimated earnings on uncompleted contracts	7,275,923	7,231,635
Less: billings to date	7,323,483	7,271,337
Net contract liabilities	$(47,560)	$(39,702)
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts from contracting services usually stipulate the timing of payment, which is defined by the terms found within the various contracts under which work was performed during the period. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in contract assets or contract liabilities.
Contract assets, located within Costs and estimated earnings in excess of billings on the unaudited condensed consolidated balance sheets, occur when revenues are recognized under the cost-to-cost measure of progress, which exceed amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. Contract assets are not considered a significant financing component as they are intended to protect the customer in the event the Company does not perform on its obligations under the contract.
Contract liabilities, located within Billings in excess of costs and estimated earnings on the unaudited condensed consolidated balance sheets, occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation. Contract liabilities are not considered to have a significant financing component as they are used to meet working capital requirements that generally are higher in the early stages of a contract and are intended to protect the Company from the counterparty failing to meet its obligations under the contract.
Contract assets and contract liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Unbilled revenue	$174,102	$158,529
Contract assets	$174,102	$158,529

Deferred revenue	$220,478	$196,686
Accrued loss provision	1,184	1,545
Contract liabilities	$221,662	$198,231
The following table presents the opening and closing balances of contract assets and contract liabilities as of:

	September 30, 2024			December 31, 2023
	Contract Assets	Contract Liabilities	Net Contract Liabilities	Contract Assets	Contract Liabilities	Net Contract Liabilities
	(In thousands)
Balance at beginning of period	$158,529	$(198,231)	$(39,702)	$153,907	$(166,189)	$(12,282)
Change during period	15,573	(23,431)	(7,858)	4,622	(32,042)	(27,420)
Balance at end of period	$174,102	$(221,662)	$(47,560)	$158,529	$(198,231)	$(39,702)
Contract assets and contract liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and unapproved change orders and contract claims recognized as revenues. The primary driver of the difference between the Company's opening and closing contract asset and contract liability balances is the timing of the Company's billings in relation to its performance of work.
The Company recognized a net increase in revenues of $47.4 million and $167.0 million for the three and nine months ended September 30, 2024, respectively, related previously recognized deferred revenues that were included in contract liabilities as of December 31, 2023. The Company a net increase in revenues of $6.3 million and $162.6 million for the three and nine months ended September 30, 2023, respectively, related to previously recognized deferred revenues that were included in contract liabilities as of December 31, 2022.
The Company recognized a net increase in revenues of $25.8 million and $71.5 million for the three and nine months ended September 30, 2024, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $20.2 million and $41.4 million for the three and nine months ended September 30, 2023, respectively, from performance obligations satisfied in prior periods.
Retainage under terms of the Company’s contracts was $100.1 million and $105.8 million as of September 30, 2024 and December 31, 2023, respectively. Retainage represents amounts that have been contractually invoiced to customers and where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or completion of the project. As of September 30, 2024, the Company estimated that approximately 67 percent of the retainage outstanding will be collected within the next 12 months.
Remaining Performance Obligations
The remaining performance obligations, also referred to as backlog, include unrecognized revenues that the Company reasonably expects to be realized. These unrecognized revenues can include projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms, and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. The majority of the Company's contracts for contracting services have an original duration of less than one year.
As of September 30, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $2.88 billion and $2.01 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of September 30, 2024, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
Remaining performance obligations:
Electrical & Mechanical	$1,913,264	$654,607
Transmission & Distribution	270,415	46,547
Total	$2,183,679	$701,154
Note 5 – Goodwill and Other Intangible Assets
Goodwill
The Company’s carrying amount of goodwill remained unchanged at $143.2 million as of both September 30, 2024 and December 31, 2023. The Company has determined that its reporting units are Electrical & Mechanical, Transmission & Distribution, and Wagner Smith Equipment (“WSE”). WSE is within the Transmission & Distribution reportable segment. Goodwill also remained unchanged for each reportable segment as of both September 30, 2024 and December 31, 2023, with $115.9 million for Electrical & Mechanical and $27.3 million for Transmission & Distribution. No impairments of goodwill were recorded for the three and nine months ended September 30, 2024 and 2023.
Other Intangible Assets
Other amortizable intangible assets were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Noncompete agreements	$—	$292
Less: accumulated amortization	—	292
Net noncompete agreements	—	—
Customer relationships	10,450	10,450
Less: accumulated amortization	9,984	8,446
Net customer relationships	466	2,004
Total	$466	$2,004
Amortization expense for finite-lived intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively. Amortization expense for finite-lived intangible assets was $0.5 million and $1.6 million for the three and nine months ended September 30, 2023, respectively. Amortization expense is recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income. No impairments of finite-lived intangible assets were recorded for the three and nine months ended September 30, 2024 and 2023.

Future amortization expense for finite-lived intangible assets as of September 30, 2024 is estimated to be as follows:

	Remainder of 2024	2025
	(In thousands)
Amortization expense	$349	$117
Note 6 – Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value ASC 820 establishes a three-tier hierarchy for grouping assets and liabilities, based on the significance and availability of inputs in active markets. The estimated fair values of the Company's assets and liabilities measured on a recurring basis are determined using the market approach.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations as a participant in MDU Resources’ unfunded, nonqualified defined benefit plans for the Company's executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $4.4 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively, are included in Investments on the unaudited condensed consolidated balance sheets. The Company recognized net unrealized gains on these investments of $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2024. The net unrealized losses on these investments were immaterial for each of the three and nine months ended September 30, 2023. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the unaudited condensed consolidated statements of income.
The Company’s Level 2 money market funds are included as a part of Investments on the unaudited condensed consolidated balance sheets and are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets or using other known sources, including pricing from outside sources. The estimated fair value of the Company’s Level 2 insurance contracts is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in different estimates of fair value.
The estimated fair values of the Company’s cash and cash equivalents, receivables, accounts payable and other accrued liabilities approximate their carrying value due to the short-term maturities of these instruments.
The carrying value of the Company’s long-term debt, classified as related-party notes payable, approximates fair value based on a comparison with current prevailing market rates for borrowings of similar risks and maturities.

The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of September 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2024
	(In thousands)
Assets:
Insurance contracts	$—	$4,448	$—	$4,448
Total assets measured at fair value	$—	$4,448	$—	$4,448

	Fair Value Measurements as of December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$1,725	$—	$1,725
Insurance contracts	—	5,005	—	5,005
Total assets measured at fair value	$—	$6,730	$—	$6,730
Note 7 – Leases
Most of the leases the Company enters into are for equipment, buildings and vehicles as part of its ongoing operations. The Company also leases certain equipment to third parties.
Lessee Accounting
The Company has entered into operating leases as part of its ongoing operations. The corresponding lease costs are included in Cost of sales and Selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
Generally, leases for vehicles and equipment have a term of five years or less and buildings have a longer term of up to 35 years or more. The Company has previously guaranteed the residual value under certain of its equipment operating leases and could in the future, agreeing to pay any difference between the residual value and the fair market value of the underlying asset at the date of lease termination. Historically, the fair value of the assets at the time of lease termination generally has approximated or exceeded the residual value guarantees. The Company currently does not have any residual value guarantee amounts probable of being owed to a lessor, for financing leases or material agreements with related parties.
In March 2024, in anticipation of the Separation, the Company entered into a 60 months lease for a new corporate headquarters, with a lease term of August 1, 2024 through July 31, 2029. The new corporate headquarters, which is located in Bismarck, North Dakota, is for 16,188 square feet with average annual rent payments and average annual common area maintenance (“CAM”) charges totaling approximately $303 thousand and $102 thousand, respectively, for the duration of the lease.

The following table provides a summary of the Company's lease costs for operating leases:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Lease costs:
Operating lease cost	$8,156	$6,693	$22,769	$19,448
Variable lease cost(1)	319	296	917	892
Short-term lease cost(1)	27,965	25,889	75,703	72,803
Total lease costs	$36,440	$32,878	$99,389	$93,143
__________________
(1)Subsequent to the filing of the audited consolidated financial statements for the year ended December 31, 2023 and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 in the Form 10, the Company’s management determined that the Company incorrectly presented variable lease cost and short-term lease cost due to a clerical error when preparing the financial statements, including the related footnotes. The amounts in the preceding table have been revised to correct the impact of this classification error for the nine months ended September 30, 2024 and 2023. The classification error will be corrected in future filings for the historical periods. The reclassification error had no impact to results of operations, balance sheets, or cash flows for any of the periods within the Form 10.
The following is a summary of the lease terms and discount rates for operating leases:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	1.38 years	1.34 years
Weighted average discount rate	5.51%	4.94%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Nine months ended September 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$22,653	$19,745
Right-of-use assets obtained in exchange for new operating lease liabilities	$38,454	$21,164
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheets was as follows:

September 30, 2024
(In thousands)
Remainder of 2024	$7,963
2025	26,851
2026	18,202
2027	11,052
2028	6,087
Thereafter	6,043
Total	76,198
Less: discount	6,841
Total operating lease liabilities	$69,357

The Company has entered into operating leases for land, buildings, equipment and office space with certain members of management and officers of the Company in connection with acquisitions of subsidiaries that were previously owned and operated by such management. Refer to Note 15 – Related-Party Transactions for additional information.
Lessor Accounting
The Company leases certain equipment to third parties. These leases are considered short-term operating leases with terms of less than 12 months. The Company recognizes revenue from operating leases in Operating revenues in the unaudited condensed consolidated statements of income on a straight-line basis over the respective operating lease terms.
The Company recognized revenue from operating leases of $10.2 million and $30.0 million for the three and nine months ended September 30, 2024, respectively, and $11.0 million and $34.0 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had $8.6 million and $9.3 million, respectively, of lease receivables with a majority due within 12 months or less from the respective balance sheet dates.
The components of certain equipment leased to third parties under operating leases, which are included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$56,367	$56,186
Less: accumulated depreciation	29,427	29,134
Property, plant and equipment, net	$26,940	$27,052
Note 8 – Earnings Per Share
Prior to the Separation, Everus Construction had 1,000 common shares issued and outstanding. On October 31, 2024, as part of the Distribution, 50,972,059 shares of Everus common stock were issued and outstanding. Basic and diluted earnings per share for periods prior to the Separation and Distribution have been retrospectively adjusted to reflect the Everus shares outstanding on the Distribution date. For the three and nine months ended September 30, 2024 and 2023, there were no dilutive or anti-dilutive equity instruments as there were no Everus stock-based awards outstanding during those periods.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of any dilutive securities.

Basic and diluted earnings per share were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income	$41,767	$36,014	$108,953	$100,737

Weighted average common shares outstanding - basic	50,972	50,972	50,972	50,972
Weighted average common shares outstanding - diluted	50,972	50,972	50,972	50,972

Earnings per share - basic	$0.82	$0.71	$2.14	$1.98
Earnings per share - diluted	$0.82	$0.71	$2.14	$1.98
Note 9 – Accumulated Other Comprehensive Loss
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's accumulated other comprehensive loss was comprised of gains (losses) on derivative instruments qualifying as hedges.
There were no changes in the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. Therefore, the after-tax changes in the components of accumulated other comprehensive loss through the nine months ended September 30, 2023 were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Total Accumulated Other Comprehensive Loss
	(In thousands)
As of December 31, 2022	$(35)	$(35)
Amounts reclassified from accumulated other comprehensive loss	(11)	(11)
Net current-period other comprehensive loss	(11)	(11)
As of March 31, 2023	(46)	(46)
Amounts reclassified from accumulated other comprehensive loss	46	46
Net current-period other comprehensive income	46	46
As of June 30, 2023	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income	—	—
As of September 30, 2023	$—	$—

There were no amounts reclassified out of accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. Therefore, the following amounts were reclassified out of accumulated other comprehensive loss into net income for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023	Location on Unaudited Condensed Consolidated Statement of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$36	Interest expense
Reclassification tax benefit for loss on derivative instruments included in net income	(1)	Income taxes
Total reclassifications	$35
Note 10 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three and nine months ended September 30, 2024, income tax expense was $14.0 million and $37.6 million, respectively, resulting in an effective tax rate of 25.1% and 25.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2024 differed from the 2024 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses.
For the three and nine months ended September 30, 2023, income tax expense was $11.4 million and $32.8 million, respectively, resulting in an effective tax rate of 24.1% and 24.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 differed from the 2023 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to market performance as well as meals and entertainment expenses.
The effective tax rates for the three and nine months ended September 30, 2024 differed from the effective tax rates for the three and nine months ended September 30, 2023 due to changes in the Company’s permanent book-tax differences between those periods, specifically increased permanent add-back for meals and entertainment expenses.
Note 11 – Supplemental Cash Flow Information
Cash expenditures for interest and income taxes were as follows:

	Nine months ended September 30,
	2024	2023
	(In thousands)
Interest paid	$8,825	$12,848
Income taxes paid	$39,183	$42,979
Non-cash investing transactions were as follows:

	September 30, 2024	September 30, 2023
	(In thousands)
Purchases of property, plant and equipment included in Accounts payable	$293	$314

Note 12 – Business Segment Data
The Company’s reportable segments are those that are based on the Company’s method of internal reporting and management of the business. The Company provides a full spectrum of construction services across most of the United States through two operating segments, which represent its two reportable segments:
Electrical & Mechanical: The E&M segment provides services for the construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services.
Transmission & Distribution: The T&D segment provides services for the construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacturing and distribution of overhead and underground transmission line construction equipment and tools.
These segments are reflective of how the Company’s chief executive officer, who is the Company’s Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources. The CODM analyzes and uses segment operating income as a profitability measure, which helps drive decision-making.
Information on the Company’s segments was as follows:

	Three months ended,
	September 30, 2024		September 30, 2023
	E&M	T&D	E&M	T&D
	(In thousands)
External operating revenues	$534,741	$226,244	$514,378	$203,028
Elimination operating revenues	2,154	2,260	2,555	1,400
Depreciation and amortization expense	1,618	4,753	1,557	4,412
Operating income	34,943	25,258	31,076	23,015
Interest expense (benefit)	(54)	982	1,391	1,367
Income tax expense	9,806	6,249	7,509	5,587
Capital expenditures*	$2,701	$15,256	$823	$6,583
__________________
*Capital expenditures for the three months ended September 30, 2024 and 2023 included noncash transactions for capital expenditure-related Accounts payable.

	Nine months ended,
	September 30, 2024		September 30, 2023
	E&M	T&D	E&M	T&D
	(In thousands)
External operating revenues	$1,476,151	$613,896	$1,672,948	$545,724
Elimination operating revenues	5,627	9,881	7,262	3,727
Depreciation and amortization expense	4,794	13,848	4,643	12,697
Operating income	100,771	60,082	100,268	51,314
Interest expense	117	3,030	4,645	3,239
Income tax expense	28,478	14,596	25,214	11,996
Capital expenditures*	$5,641	$28,726	$3,714	$23,983
__________________
*Capital expenditures for the nine months ended September 30, 2024 and 2023 included noncash transactions for capital expenditure-related Accounts payable.
All intercompany balances and transactions between the businesses comprising the Company have been eliminated in the unaudited condensed consolidated financial statements.

A reconciliation of reportable segment operating revenues to consolidated operating revenues was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
E&M operating revenue	$536,895	$516,933	$1,481,778	$1,680,210
T&D operating revenue	228,504	204,428	623,777	549,451
Total reportable segment operating revenues	765,399	721,361	2,105,555	2,229,661
Eliminations	(4,414)	(3,955)	(15,508)	(10,989)
Total consolidated operating revenues	$760,985	$717,406	$2,090,047	$2,218,672
No customer accounted for more than 10% of total Operating revenues for the three or nine months ended September 30, 2024. Operating revenues from a single customer accounted for 14.6% and 18.4% of total Operating revenues for the three and nine months ended September 30, 2023, respectively, which were included in the E&M segment.
No customer accounted for more than 10% of total trade receivables as of September 30, 2024. Trade receivables from a single customer accounted for 14.1% of total trade receivables as of December 31, 2023.
A reconciliation of reportable segment assets to consolidated assets was as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
E&M segment assets	$828,937	$712,691
T&D segment assets	426,404	376,780
Total reportable segment assets	1,255,341	1,089,471
Other assets	44,832	43,628
Elimination of receivables	(20,881)	(22,517)
Total consolidated assets	$1,279,292	$1,110,582
A reconciliation of reportable segment operating income to consolidated income before income taxes and income from equity method investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
E&M operating income	$34,943	$31,076	$100,771	$100,268
T&D operating income	25,258	23,015	60,082	51,314
Total reportable segment operating income	60,201	54,091	160,853	151,582
Other operating loss	(6,492)	(4,000)	(16,951)	(11,963)
Interest expense	2,851	4,596	8,823	13,483
Other income	1,071	1,208	3,683	2,705
Total consolidated income before income taxes and income from equity method investments	$51,929	$46,703	$138,762	$128,841
Note 13 – Employee Benefit Plans
Nonqualified Deferred Compensation Plans
In 2012, MDU Resources established a nonqualified deferred compensation plan for certain key management employees, including certain employees of the Company. In 2020, the plan was frozen to new participants and no new Company contributions were made to the plan after December 31, 2020. Vesting for participants not fully vested was retained. To replace the plan originally established in 2012, a new nonqualified deferred compensation plan, with similar provisions, was adopted by MDU Resources in 2020 and became effective January 1, 2021. Expenses incurred by the Company under these plans were $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. The Company recognized an immaterial benefit and an expense of $1.0 million for the three and nine months ended September 30, 2023, respectively.
Note 14 – Commitments and Contingencies
The Company is a party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage; personal injury; and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue a liability when the likelihood of an incurrence of a loss is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.
Litigation
As of September 30, 2024 and December 31, 2023, the Company accrued for litigation-related contingent liabilities that have not been discounted of $1.4 million and $0.1 million, respectively, in Other accrued liabilities on the unaudited condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company also recorded corresponding insurance claim receivables of $1.4 million and $0.1 million, respectively, related to the accrued liabilities in Prepayments and other current assets on the unaudited condensed consolidated balance sheets. The Company determined that the outcome of the outstanding litigation cases should be covered by the Company’s insurance carrier, and any amounts due related to the litigation are expected to be paid directly by the Company’s insurance carrier. As such, the contingency liability and corresponding insurance claim receivables as of September 30, 2024 and December 31, 2023, reflect the fact that the Company would not be responsible for amounts resulting from the litigation.
The Company will continue to monitor each matter and adjust accruals as necessary based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company’s financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred and are included in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of September 30, 2024 and December 31, 2023, the maximum potential amount of payments the Company would be required to make under the outstanding surety bonds was approximately $845.3 million and $299.9 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
The Company has outstanding guarantees to third parties that guarantee the performance of certain subsidiaries of the Company. These guarantees are related to contracts for contracting services. As of September 30, 2024 and December 31, 2023, the fixed maximum amounts guaranteed under these agreements aggregated to $557.5 million and $341.4 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $13.3 million for the remainder of 2024, $186.7 million in 2025, $312.6 million in 2026, $43.5 million in 2027, $1.0 million in 2028 and $0.4 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
The Company also has outstanding letters of credit to third parties. As of September 30, 2024 and December 31, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated to $2.2 million and $0.2 million, respectively, all of which expire within the next 12 months. There were no amounts outstanding under the previously mentioned letters of credit as of September 30, 2024 or December 31, 2023. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit.
In addition, the Company has issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, the Company would be required to make payments to satisfy these guarantees. An immaterial amount of outstanding guarantees by the Company were reflected on the unaudited condensed consolidated balance sheets in Operating lease right-of-use assets, Current portion of operating lease liabilities and/or Operating lease liabilities as of September 30, 2024 and December 31, 2023.
Note 15 – Related-Party Transactions
Allocation of Corporate Expenses
Centennial and MDU Resources allocated expenses for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The Company was allocated $4.9 million and $27.6 million for the three and nine months ended September 30, 2024, respectively, and $4.5 million and $21.5 million for the three and nine months ended September 30, 2023, respectively, for these corporate services. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on the basis of percent of total capital invested, the percent of total average cash management program borrowings at MDU Resources, the percent of total average commercial paper borrowings at Centennial or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Some of the utilization factors considered include the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
These cost allocations were a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. However, the allocations may not be indicative of the actual expenses that would have been incurred had the Company operated as a standalone company. Actual costs as a standalone company depend on a number of factors, including the chosen organizational structure, whether functions are outsourced or performed by Company employees, and strategic decisions made in areas such as selling and marketing, information technology and infrastructure. For an interim period of up to 20 months following the Separation, certain of these functions will continue to be provided by MDU Resources to the Company under a transition services agreement. Refer to Note 2 – Basis of Presentation and Note 16 – Subsequent Events for additional information.
Cash Management and Financing
Prior to the second quarter of 2023, Centennial had a commercial paper program and long-term borrowing arrangements in which the Company and certain of its subsidiaries participated. Centennial repaid all of its outstanding debt in the second quarter of 2023, and subsequently MDU Resources supported the Company’s borrowing needs through Centennial. The Company accounted for cash receipts and disbursements from MDU

Resources and Centennial, through related-party receivables and payables. The Company had related-party agreements in place with Centennial for the financing of its capital needs and Centennial had a related-party agreement in place with MDU Resources. The Company’s cash that it legally owns and was not included in the commercial paper program is classified as Cash and cash equivalents on the unaudited condensed consolidated balance sheets.
MDU Resources’ debt instruments contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments and historically help finance the capital needs of the Company, MDU Resources must be in compliance with the applicable covenants and certain other conditions, all of which MDU Resources, as applicable, was in compliance with as of September 30, 2024. The borrowings under the commercial paper program with Centennial did not have stated maturities. MDU Resources committed to continue funding the Company through Centennial using its cash management program and revolving credit facility to allow the Company to meet its obligations as they became due prior to the Separation, thus the entire amount of Related-party notes payable was classified as noncurrent liabilities in the unaudited condensed consolidated balance sheets.
Related-party notes payable was as follows:

	Weighted Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
		(In thousands)
Borrowing arrangements with MDU Resources	6.10%	$214,525	$168,531
Total related-party notes payable		$214,525	$168,531
The Company was allocated interest based on borrowings from or lending to the cash management and financing program as well as the funding related to these agreements as described above. The related-party interest expense associated with the Company’s participation in the cash management and financing program was $3.0 million and $9.1 million for the three and nine months ended September 30, 2024, respectively, and $4.7 million and $13.5 million for the three and nine months ended September 30, 2023, respectively.
Other Related-Party Transactions
The Company provided contracting services and equipment sales and short-term rentals to MDU Resources and affiliated companies. The amount charged for these services was $0.3 million for each of the nine months ended September 30, 2024 and 2023. There were no related services for each of the three months ended September 30, 2024 and 2023. Related-party transactions that were expected to be settled in cash were included as related-party receivables or payables in the unaudited condensed consolidated balance sheets as Due from related-party, Due from related-party - noncurrent, Due to related-party or Related-party notes payable. Related-party transactions that were not expected to be settled in cash were included within Other paid-in capital in the unaudited condensed consolidated balance sheets. Refer to Note 1 – Background and Nature of Operations for additional information on the Company’s service operations.
The Company has entered into operating leases for land, buildings, equipment and office space with certain members of management and officers of the Company. Operating lease information for related-party leases was as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Operating lease right-of-use assets	$68	$136
Current portion of operating lease liabilities	68	90
Operating lease liabilities	$—	$46

Total rent expense related to related-party leases is included in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. Rent expense was $0.2 million and $0.5 million for each of the three and nine months ended September 30, 2024 and 2023. Refer to Note 7 – Leases for additional information.
Note 16 – Subsequent Events
On October 31, 2024, the Separation was completed through MDU Resources’ Distribution of all of the outstanding shares of Everus common stock to holders of MDU Resources common stock. As a result of the Distribution, stockholders of MDU Resources received one share of the Company's common stock for every four shares of MDU Resources' common stock held at the close of business on October 21, 2024, the record date for the Distribution. Following the Separation, Everus is now a separate independent, publicly traded company under the ticker symbol “ECG” on the New York Stock Exchange.
In connection with the Separation, which was governed by the separation and distribution agreement, the Company entered into various other agreements with MDU Resources to effect the Separation and provide a framework for its relationship with MDU Resources after the Separation, including a transition services agreement, a tax matters agreement and an employee matters agreement. The separation and distribution agreement, the tax matters agreement and the employee matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by MDU Resources for the benefit of the Company, or in some cases certain services provided by the Company for the benefit of MDU Resources, for a limited period of up to 20 months following the Separation.
On October 31, 2024, the Company entered into a five-year senior secured credit agreement (“the Credit Agreement”), whereby it has the capacity to incur indebtedness of up to $525.0 million, consisting of $300.0 million in aggregate principal amount of term loans and a $225.0 million revolving credit facility. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $50.0 million. Everus drew $40.0 million under the revolving credit facility on the Separation date due to projected working capital needs. As of November 21, 2024, the date these financial statements were available to be issued, $40.0 million was still outstanding.
The Company received net proceeds of $332.1 million, net of $7.9 million of debt issuance costs. In connection with the borrowings, the Company used $290.0 million of the net proceeds of such indebtedness to repay its $230.0 million outstanding indebtedness with Centennial and to pay a $60.0 million dividend to MDU Resources, with the remaining $42.1 million being retained by the Company. After the Separation, the Company will no longer rely on MDU Resources’ central cash management and financing program and will instead rely on its own credit and financing arrangements.
The Company also entered into a captive insurance arrangement in order to manage its operational risk in connection with the Separation. The Company is in the process of assessing impacts that the captive insurance arrangement may have on its business, financial condition and/or financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion may contain forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances.
Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in the following and elsewhere in this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements”. Refer to the section titled “Risk Factors” included in our Registration Statement on Form 10 (“Form 10”), which is not incorporated by reference herein, for more information concerning our risk factors. References to the “Company,” “Everus,” “we,” “us,” and “our” refer to Everus Construction Group, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains certain “forward-looking statements” within the meaning of the securities laws. All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical facts, including, without limitation, statements regarding plans, trends, objectives, goals, business strategies, market potential, future financial performance and other matters are considered forward-looking statements. The words “believe,” “expect,” “estimate,” “could,” “should,” “would,” “intend,” “may,” “plan,” “predict,” “seek,” “anticipate,” “project” and similar expressions generally identify forward-looking statements, which speak only as of the date the statements were made. In particular, information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions as of the date they are made, we can give no assurance that the expectation will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.
Such risks and uncertainties include, but are not limited to:
•seasonality and adverse weather conditions;
•competition in our industry;
•the failure to retain current customers and obtain new customer contracts;
•changes in prices for commodities, labor, or other production and delivery inputs;
•our inability to hire, develop and retain key personnel and skilled labor forces;
•exposure to warranty claims;
•economic volatility;
•our inability to provide surety bonds;
•our backlog not accurately representing future revenue;
•supply chain disruptions;
•capital market and interest rates;
•increased financing costs due to possible Everus credit ratings;

•increased insurance costs or inability to obtain certain insurance coverages;
•negative impacts from pending and/or future litigation, claims or investigations;
•liability resulting from our participation in multiemployer defined benefit pension plans;
•increased health care plan costs;
•risks associated with the nonpayment and/or nonperformance of our customers and counterparties;
•increases or changes in income tax rates or tax-related laws;
•risks associated with import tariffs and/or other government mandates;
•new interpretations of or changes in the enforcement of the government regulatory framework;
•a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches;
•artificial intelligence presents challenges that can impact our business by posing security risks to confidential or proprietary information and personal data;
•the COVID-19 pandemic and possible future pandemics and the potential impacts on the United States, including the customer submarkets we serve and governmental responses to such pandemics;
•the expected benefits of the Separation (as defined below) from MDU Resources Group, Inc. (“MDU Resources”);
•the risk of increased costs from dis-synergies, costs of restructuring transactions and other costs incurred in connection with the Separation;
•retention of existing management team members and the ability to obtain the necessary personnel as a result of the Separation;
•the impact of the Separation on our business, reaction of customers, employees and other parties to the Separation;
•our leverage;
•risks associated with financing transactions undertaken in connection with the Separation and risks associated with indebtedness incurred in connection with the Separation;
•any failure by us or MDU Resources to perform certain obligations under the various separation agreements entered into in connection with the Separation and Distribution (as defined below);
•a determination by the Internal Revenue Service that the Distribution or certain related transactions are taxable; and
•the risk that the Separation may be more difficult, time consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under “Risk Factors” in our Form 10.
You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly

Report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Overview
We offer specialty contracting services under two reportable segments, Electrical & Mechanical and Transmission & Distribution, which provide services to a diverse set of end markets across most of the United States. We focus on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth we have experienced in recent years is due in part to the project awards in the end markets and submarkets served and the ability to support national customers in most of the regions in which we operate.
We provide specialty contracting services to commercial, industrial, institutional, service, renewables, utilities, transportation, manufacturing and governmental customers, among others. We operate throughout most of the United States through two operating segments:
Electrical & Mechanical (“E&M”): Contracting services including construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services.
Transmission & Distribution (“T&D"): Contracting services including construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacturing and distribution of overhead and underground transmission line construction equipment and tools.
Economic and Industry Factors Impacting Our Business
We have experienced increased insurance costs and anticipate continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for wildfire risks. We recently completed the renewal process for our insurance lines, which are on a standalone basis due to the Separation, and we experienced these aforementioned impacts. However, we are formulating strategies to minimize these costs and/or ensuring these costs are built into our bidding opportunities going forward.
Despite these increased costs, we are focused on growing our total revenues, expanding margins, managing costs and generating cash, all of which would result in increased operating income.
Market Conditions and Outlook
The U.S. construction services industry is highly fragmented. It includes a wide spectrum of players, from small, private companies whose activities are geographically concentrated to larger public companies with nationwide capabilities. Competition within the industry is influenced by various elements such as technical expertise, service pricing, financial and operational resources, track record for safety, industry reputation and dependability.
The U.S. construction services industry serves a diverse customer base that includes federal, state and municipal governmental agencies, commercial and residential developers and private parties. The mix of customers varies by region and economic conditions.

The main factors and trends in the U.S. construction services industry include:
•Key economic factors. Many factors affect product demand, including public spending on infrastructure projects, general economic conditions, including population growth and employment levels, and prevailing interest rates.
•Industry fragmentation. There are thousands of construction services providers of varying scope and size. Market participants may enter new geographies or expand existing positions through organic growth or the acquisition of existing providers.
•Seasonality. Activity in certain areas is seasonal due to the effects of weather, which can impact safety and efficiency of operations. At the same time, effects of weather can lead to increased demand for services in other areas. Our national footprint and service mix, particularly in our T&D segment, ensures exposure to a diverse set of geographies, climates and project work, mitigating the seasonality risk while providing opportunities across the United States.
•Cyclicality. The demand for construction services is significantly influenced by the cyclical nature of the economy.
•Regulations. Operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace.
•Production inputs. Cost of labor, equipment and other inputs can vary over time based on macroeconomic factors and impact profitability of operations.
•Personnel. Ability to maintain productivity and operating performance is heavily dependent on the ability to employ, train and retain qualified personnel necessary to operate efficiently.
The American Rescue Plan provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments, including broadband infrastructure. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects which could positively impact us. Additionally, the Infrastructure Investment and Jobs Act, was enacted in 2021 and is providing long-term opportunities by designating funds for investments in upgrades to electric and grid infrastructure, transportation systems, airports and electric vehicle infrastructure, all industries we support. In addition, the Inflation Reduction Act provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. Finally, the CHIPS and Science Act is expected to provide up to $53 billion of investment in the U.S. semiconductor industry, with approximately $39 billion of the CHIPS funding earmarked for the construction of semiconductor fabrication plants over the next five years. We will continue to monitor the implementation of these legislative initiatives.
We continue to have bidding opportunities in the specialty contracting markets we have operated in during 2024, as evidenced by our backlog. Although bidding remains highly competitive in all areas, we expect relationships with existing customers, safe and skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. We also have seen rapidly growing needs for services across the electric vehicle charging, renewable energy generation and energy storage markets that complement existing renewables projects performed by us.
The Separation and Distribution
Everus Construction, Inc. (formerly known as MDU Construction Services Group, Inc.) (“Everus Construction”) operated historically as a wholly owned subsidiary of CEHI, LLC (“Centennial”), which is a wholly owned subsidiary of MDU Resources Group, Inc. (“MDU Resources” or “MDU”).
On November 2, 2023, MDU Resources announced its intention to pursue a tax-free spinoff of Everus Construction from MDU Resources (the “Separation”). In anticipation of the Separation, MDU Resources formed a new wholly owned subsidiary, Everus Construction Group, Inc., that would become the new parent company of Everus Construction.
On October 31, 2024, MDU Resources completed the Separation by transferring Everus Construction, inclusive of all its assets and liabilities, to Everus and distributing 50,972,059 shares of Everus common stock ($0.01 par value) to MDU Resources stockholders of record as of October 21, 2024 (the “Distribution”). The Distribution was structured as a pro rata distribution of one share of Everus common stock for every four shares of MDU Resources common stock (such ratio, the “Distribution Ratio”). MDU Resources did not distribute any fractional shares of Everus common stock to its stockholders as part of the distribution. Instead, MDU Resources’ stockholders will receive cash in lieu of any fractional shares of Everus common stock that they would have received after application of the Distribution Ratio.
As a result of the Separation and Distribution, Everus is now a separate, independent publicly traded company and its common stock is listed under the symbol “ECG” on the New York Stock Exchange. More information on the Separation and Distribution, as well as the our historical results, can be found within our Form 10.
The Separation was completed pursuant to a separation and distribution agreement and other agreements with MDU Resources related to the Separation, including, but not limited to, a transition services agreement, a tax matters agreement and an employee matters agreement. We have incurred costs related to becoming an independent public entity and expect additional ongoing expenses related to our continued operations as such.
Prior to the Separation, Everus Construction was the construction services segment of MDU Resources.
For a complete discussion of all the conditions, pursuant to the separation and distribution agreement, and the associated risks and uncertainties, associated with the separation and distribution, see “The Separation and Distribution—Conditions to the Distribution” and “Risk Factors—Risks Related to the Separation and Distribution” in our Form 10.
Basis of Presentation
Prior to the Separation, Everus Construction historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a standalone company. The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report were prepared on a “carve-out” basis in connection with the Separation and were derived from the unaudited condensed consolidated financial statements of MDU Resources as if we operated on a standalone basis during the periods presented. However, the unaudited condensed consolidated financial statements do not necessarily reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, publicly traded company during the periods presented and may not be indicative of our future performance. For additional information related to our basis of presentation, see Note 2 – Basis of Presentation in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Prior to the Separation, we historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. We had related-party agreements in place with Centennial for the financing of our capital needs, which were reflected as Related-party notes payable on the unaudited condensed consolidated balance sheets. Interest expense in the unaudited condensed consolidated statements of income reflected the allocation of interest on borrowing and funding associated with the related-party agreements.
Cash-settled related-party transactions between Everus, MDU Resources, Centennial, and other MDU Resources subsidiaries were included in the unaudited condensed consolidated financial statements. For additional information regarding the agreements between us, MDU Resources and Centennial, see “Certain Relationships and Related Person Transactions” in our Form 10.
All intercompany balances and transactions between the businesses comprising Everus have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Consolidated Results of Operations For the Three and Nine Months Ended September 30, 2024 and 2023
The following table sets forth our consolidated selected statements of income data, as well as the percentage change from the prior comparative interim periods.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% change	2024	2023	% change
	(In millions, except percentages)
Operating revenues	$761.0	$717.4	6.1%	$2,090.0	$2,218.7	(5.8)%
Cost of sales	671.1	632.5	6.1%	1,836.8	1,976.6	(7.1)%
Gross profit	89.9	84.9	5.9%	253.2	242.1	4.6%
Selling, general and administrative expenses	36.2	34.8	4.0%	109.3	102.5	6.6%
Operating income	53.7	50.1	7.2%	143.9	139.6	3.1%
Interest expense	2.8	4.7	(40.4)%	8.8	13.5	(34.8)%
Other income	1.1	1.2	(8.3)%	3.7	2.7	37.0%
Income before income taxes and income from equity method investments	52.0	46.6	11.6%	138.8	128.8	7.8%
Income taxes	14.0	11.4	22.8%	37.6	32.8	14.6%
Income from equity method investments	3.8	0.8	NM	7.8	4.8	62.5%
Net income	$41.8	$36.0	16.1%	$109.0	$100.8	8.1%
__________________
*NM - Not Meaningful
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Operating Revenues
Operating revenues for the three months ended September 30, 2024, were $761.0 million, an increase of $43.6 million, or 6.1%, from $717.4 million for the three months ended September 30, 2023. E&M revenues grew $20.0 million, or 3.9%, and T&D revenues rose $24.0 million, or 11.7%.
E&M revenues increased $20.0 million, or 3.9%, as a result of higher revenues for the commercial and institutional end markets, partially offset by lower revenues for the industrial, service & other and renewables end markets.
•Commercial revenues increased due to submarket activity, including higher data center workloads, partially offset by softening hospitality activity from the completion of large projects during 2023.
•Higher institutional revenues were driven by workload activity across submarkets, including increases for education and government, partially offset by dips in healthcare.
•Lower industrial revenues, due to softening in the general industrial, high tech and government submarkets, partially offset by higher workloads in manufacturing.
•Service & other and renewables had lower revenues due to decreased repair and maintenance demand and the timing of projects, respectively.
T&D revenues increased $24.0 million, or 11.7%, due to higher utility and transportation end-market revenues.
•Utility revenues increased from higher workloads and submarket activity across transmission, underground, telecommunication and substation, partially offset by lower distribution workloads due to timing of project availability.

•Transportation revenues were higher due to increased submarket workloads, such as project timing in traffic signalization and street lighting.
Cost of Sales
Cost of sales for the three months ended September 30, 2024, was $671.1 million, an increase of $38.6 million, or 6.1%, from $632.5 million for the three months ended September 30, 2023. This increase primarily related to higher operating costs from increased E&M and T&D workloads, partially offset by project efficiencies. Subcontractor costs, material costs and other job expenses increased $25.2 million, $10.0 million and $6.4 million, respectively, partially offset by lower labor costs of $3.0 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024, were $36.2 million, an increase of $1.4 million, or 4.0%, from $34.8 million for the three months ended September 30, 2023. The increase was driven primarily by higher professional service-related expenses of $1.5 million and higher general expenses of $2.6 million including office, rent and insurance expense. Partially offsetting these increases was lower provision for expected credit losses of $1.6 million and lower payroll-related expenses of $1.1 million.
Operating Income
Operating income for the three months ended September 30, 2024, was $53.7 million, an increase of $3.6 million, or 7.2%, from $50.1 million for the three months ended September 30, 2023. The increase was primarily driven by increased gross profit due to higher revenues, partially offset by increased selling, general and administrative expenses as discussed above. Operating income, as a percentage of revenues, remained relatively consistent at 7.1% for the three months ended September 30, 2024 compared to 7.0% for the three months ended September 30, 2023.
Interest Expense
Interest expense for the three months ended September 30, 2024, was $2.8 million, a decrease of $1.9 million, or 40.4%, from $4.7 million for the three months ended September 30, 2023. This decrease primarily related to lower average debt balances for working capital needs in the current period compared to the prior year period in connection with the cash management program.
Other Income
Other income for the three months ended September 30, 2024, was $1.1 million, a decrease of $0.1 million, or 8.3%, from $1.2 million for the three months ended September 30, 2023. This decrease primarily related to miscellaneous income activity, including rebates and bank fees.
Income Taxes
Income taxes for the three months ended September 30, 2024, were $14.0 million, an increase of $2.6 million, or 22.8%, from $11.4 million for the three months ended September 30, 2023, reflecting higher income before taxes for the period. The effective tax rate was 25.1% for the three months ended September 30, 2024, compared to 24.1% for the three months ended September 30, 2023.
Income from Equity Method Investments
Income from equity method investments for the three months ended September 30, 2024, was $3.8 million, an increase of $3.0 million, from $0.8 million for three months ended September 30, 2023. This increase primarily related to increased progress on joint venture activity.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Operating Revenues
Operating revenues for the nine months ended September 30, 2024, were $2,090.0 million, a decrease of $128.7 million, or 5.8%, from $2,218.7 million for the nine months ended September 30, 2023. E&M revenues declined $198.5 million, or 11.8%, partially offset by growth in T&D revenues of $74.3 million, or 13.5%.
E&M revenues decreased $198.5 million, or 11.8%, as a result of lower revenues for the commercial, industrial, service & other and renewables end markets, partially offset by higher revenues from the institutional end market.
•Commercial had revenue shifts within the hospitality submarket from completion of large projects during 2023, partially offset by higher data center activity due to increased workloads.
•Softening industrial revenues from lower workloads in the general industrial, high tech and government submarkets were partially offset by higher workloads in manufacturing.
•Service & other and renewables had lower revenues due to decreased repair and maintenance demand and the timing of projects, respectively.
•Partially offsetting were increased institutional revenues, driven from higher workloads in the government, education and healthcare submarkets.
T&D revenues increased $74.3 million, or 13.5%, due to higher utility and transportation end-market revenues.
•Utility revenues increased from higher workloads and submarket activity across transmission, telecommunication and substation, partially offset by lower workloads due to timing of project availability in the storm and government submarkets.
•Transportation had higher revenues due to submarket activity, with higher workloads in traffic signalization and street lighting.
Cost of Sales
Cost of sales for the nine months ended September 30, 2024, was $1,836.8 million, a decrease of $139.8 million, or 7.1%, from $1,976.6 million for the nine months ended September 30, 2023. This decrease primarily related to lower operating costs from decreased E&M workloads and project efficiencies, partially offset by higher T&D operating costs from increased workloads. Labor and material costs decreased by $143.9 million and $77.9 million, respectively, partially offset by higher subcontractor costs and other job expenses of $66.9 million and $15.1 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024, were $109.3 million, an increase of $6.8 million, or 6.6%, from $102.5 million for the nine months ended September 30, 2023. The increase was driven primarily by higher payroll-related expenses of $1.8 million to support the operational growth of the business, higher professional service-related expenses of $4.2 million and higher general expenses of $5.2 million including office, rent and insurance expense. Partially offsetting these increases was lower provision for expected credit losses of $4.4 million.
Operating Income
Operating income for the nine months ended September 30, 2024 was $143.9 million, an increase of $4.3 million, or 3.1%, from $139.6 million for the nine months ended September 30, 2023. The increase was primarily driven by increased gross profit due to project efficiencies, partially offset by increased selling, general and administrative expenses as discussed above. Operating income, as a percentage of revenues, increased to 6.9% for the nine months ended September 30, 2024 compared to 6.3% for the nine months ended September 30, 2023.

Interest Expense
Interest expense for the nine months ended September 30, 2024, was $8.8 million, a decrease of $4.7 million, or 34.8%, from $13.5 million for the nine months ended September 30, 2023. This decrease primarily related to interest expense recognized for the nine months ended September 30, 2023 for short and long-term related-party notes payable that were repaid to Centennial during the second quarter of 2023, as well as lower average debt balances in the cash management program for working capital needs during the current period compared to the prior year period.
Other Income
Other income for the nine months ended September 30, 2024, was $3.7 million, an increase of $1.0 million, or 37.0%, from $2.7 million for the nine months ended September 30, 2023. This increase primarily related to miscellaneous income activity, including settlements, rebates and bank fees.
Income Taxes
Income taxes for the nine months ended September 30, 2024, were $37.6 million, an increase of $4.8 million, or 14.6%, from $32.8 million for the nine months ended September 30, 2023, reflecting higher income before taxes for the period. The effective tax rate was 25.7% for the nine months ended September 30, 2024, compared to 24.6% for the nine months ended September 30, 2023.
Income from Equity Method Investments
Income from equity method investments for the nine months ended September 30, 2024, was $7.8 million, an increase of $3.0 million, or 62.5%, from $4.8 million for the nine months ended September 30, 2023. This increase primarily related to increased progress on joint venture activity.
Segment Results of Operations For the Three and Nine Months Ended September 30, 2024 and 2023
We report our results under two reportable segments: Electrical & Mechanical, and Transmission & Distribution. The following table sets forth segment revenues and segment operating income for the periods indicated, as well as the percentage change from the prior comparative interim periods:

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions, except percentages)
Operating revenues:
Electrical & Mechanical	$536.9	$516.9	3.9%	$1,481.7	$1,680.2	(11.8)%
Transmission & Distribution	228.5	204.5	11.7%	623.8	549.5	13.5%
Eliminations	(4.4)	(4.0)	10.0%	(15.5)	(11.0)	40.9%
Consolidated revenues	$761.0	$717.4	6.1%	$2,090.0	$2,218.7	(5.8)%

Operating income:
Electrical & Mechanical	$34.9	$31.1	12.2%	$100.8	$100.3	0.5%
Transmission & Distribution	25.3	23.0	10.0%	60.1	51.3	17.2%
Corporate and other	(6.5)	(4.0)	(62.5)%	(17.0)	(12.0)	(41.7)%
Consolidated operating income	$53.7	$50.1	7.2%	$143.9	$139.6	3.1%
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Operating Revenues
E&M segment revenues for the three months ended September 30, 2024, were $536.9 million, an increase of $20.0 million, or 3.9%, from $516.9 million for the three months ended September 30, 2023. The increase primarily related to higher revenues for the commercial and institutional end markets, partially offset by lower revenues for the industrial, service & other, and renewables end markets.
•Commercial revenues increased $60.8 million due to submarket activity in data centers from higher workloads, partially offset by reduced activity within hospitality from completion of large projects during 2023.
•Institutional revenues increased $17.1 million, driven by submarket activity in education and government from increased workloads, partially offset by lower workloads in healthcare.
•Industrial revenues decreased $39.5 million, due to reduced activity in the general industrial, high tech and government submarkets, partially offset by higher workloads in manufacturing.
•Service & other revenues softened by $9.6 million, largely the result of lower workloads due to dips in repair and maintenance demand.
•Renewables revenues eased by $8.8 million due to the timing of projects.
T&D segment revenues for the three months ended September 30, 2024, were $228.5 million, an increase of $24.0 million, or 11.7%, from $204.5 million for the three months ended September 30, 2023. The increase primarily related to increased revenues for both the utility and transportation end markets.
•Utility revenues increased $17.9 million due to higher workloads and submarket activity in transmission, underground, telecommunication, and substation, partially offset by softened workloads in distribution due to the timing of project availability.
•Transportation revenues increased $6.1 million with higher workloads across the traffic signalization and street lighting submarkets.
Operating Income
E&M segment operating income for the three months ended September 30, 2024, was $34.9 million, an increase of $3.8 million, or 12.2%, from $31.1 million for the three months ended September 30, 2023. The increase was primarily driven by end market activity with higher gross profit for institutional, industrial and service & other due to project mix, partially offset by gross profit dips in commercial and renewables due to the timing of projects. E&M gross profit percentage for the three months ended September 30, 2024 remained consistent with the three months ended September 30, 2023. Operating income was also impacted by lower provision for expected credit losses of $1.7 million and lower labor costs of $1.9 million, partially offset by cost increases for professional services of $0.6 million and general expenses of $1.2 million. Operating income, as a percentage of revenues, for our E&M segment increased to 6.5% for the three months ended September 30, 2024 compared to 6.0% for the three months ended September 30, 2023.
T&D segment operating income for the three months ended September 30, 2024, was $25.3 million, an increase of $2.3 million, or 10.0%, from $23.0 million for the three months ended September 30, 2023. The increase was the result of higher gross profit for utility, traffic signalization and street lighting projects due to project mix. However, T&D gross profit percentage slightly reduced due to project mix for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Operating income was also impacted by cost increases for professional services of $0.5 million and general expenses of $0.4 million, partially offset by decreases in labor costs of $0.4 million. Operating income, as a percentage of revenues, for our T&D segment remained relatively consistent at 11.1% for the three months ended September 30, 2024 compared to 11.3% for the three months ended September 30, 2023.
The increase in corporate and other costs during the three months ended September 30, 2024 was primarily due to higher labor costs of $1.2 million to support the operational growth of the business, higher professional services of $0.4 million and general expenses of $0.9 million including office, charitable contribution and insurance expense.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Operating Revenues
E&M segment revenues for the nine months ended September 30, 2024, were $1,481.7 million, a decrease of $198.5 million, or 11.8%, from $1,680.2 million for the nine months ended September 30, 2023. The decrease primarily related to lower revenues for the industrial, commercial, service & other, and renewables end markets, partially offset by higher revenues for the institutional end market.
•Industrial revenues decreased $131.0 million from reduced activity in the general industrial, high tech and government submarkets, partially offset by higher workloads in manufacturing.
•Commercial revenues eased $87.7 million with softened activity in the hospitality submarket from completion of large projects during 2023, partially offset by increased data center activity due to higher workloads.
•Service & other revenues dipped $43.1 million, largely the result of lower workloads due to decreased repair and maintenance demand.
•Renewables revenues were $16.4 million lower due to timing of projects.
•Institutional revenues increased $79.7 million with higher workloads in the government, education and healthcare submarkets.
T&D segment revenues for the nine months ended September 30, 2024, were $623.8 million, an increase of $74.3 million, or 13.5%, from $549.5 million for the nine months ended September 30, 2023. The increase primarily related to higher utility and transportation end-market revenues.
•Utility revenues increased $51.1 million due to higher workloads and submarket activity in transmission, telecommunication and substation, partially offset by softening workloads in the storm and government submarkets from the timing of project availability.
•Transportation revenues increased $23.2 million with higher workloads in the traffic signalization and street lighting submarkets.
Operating Income
E&M segment operating income for the nine months ended September 30, 2024, was $100.8 million, an increase of $0.5 million, or 0.5%, from $100.3 million for the nine months ended September 30, 2023. The increase was primarily driven by higher gross profit for institutional and renewables projects due to timing of project completion and project starts, largely offset by a dip in gross profit in the commercial, industrial and service & other end markets due to project mix. E&M gross profit percentage increased from lower overall operating costs due to lower workloads and project efficiencies. Operating income was also impacted by lower provision for expected credit losses of $4.4 million and lower labor costs of $1.1 million, largely offset by cost increases for professional services of $2.1 million and general expenses of $3.1 million. Operating income, as a percentage of revenues, for our E&M segment increased to 6.8% for the nine months ended September 30, 2024 compared to 6.0% for the nine months ended September 30, 2023.
Operating income in the T&D segment for the nine months ended September 30, 2024, was $60.1 million, an increase of $8.8 million, or 17.2%, from $51.3 million for the nine months ended September 30, 2023. The increase was the result of higher gross profit in the utility end market due to project mix and efficiencies, as well as higher gross profit for street lighting and traffic signalization projects. T&D gross profit percentage for the nine months ended September 30, 2024 remained consistent with the nine months ended September 30, 2023. Operating income was also impacted by higher professional services of $1.2 million, labor costs of $0.3 million and general expenses of $0.5 million. Operating income, as a percentage of revenues, for our T&D segment increased to 9.6% for the nine months ended September 30, 2024 compared to 9.3% for the nine months ended September 30, 2023.

The increase in corporate and other costs during the nine months ended September 30, 2024 was primarily due to higher labor costs of $2.5 million to support the operational growth of the business, higher professional services of $0.9 million and general expenses of $1.6 million including office, charitable contribution and insurance expense.
Backlog
Backlog is a common measurement in the construction services industry. Our determination of backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delays, defaults or cancellations; changes in scope of services to be provided; and adjustments to costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. For the periods presented in the backlog table below, we did not experience any material impacts related to delays or cancellations of planned projects that were included in backlog. The timing of contract awards, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period, and backlog as of the end of the year may not be indicative of the revenue or net income expected to be realized in the following year. Backlog should not be relied upon as a standalone indicator of future results. Factors noted in “Risk Factors” included in our Form 10 could cause revenues to be realized in periods and at levels that are different from originally projected.
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following September 30, 2024:

	Amounts estimated to be recognized within 12 months	Total backlog as of September 30, 2024	Total backlog as of December 31, 2023	Total backlog as of September 30, 2023
	(In millions)
Electrical & Mechanical	$1,913.3	$2,567.9	$1,685.6	$1,526.0
Transmission & Distribution	270.4	316.9	325.3	324.0
Total	$2,183.7	$2,884.8	$2,010.9	$1,850.0
Changes in backlog from period to period are primarily the result of fluctuations in the timing of revenue recognition of contracts.
The increase in E&M backlog from September 30, 2024, compared to December 31, 2023 and September 30, 2023, primarily reflected additional commercial, institutional and renewables projects, partially offset by completed or near completion projects during the period.
The decrease in T&D backlog from September 30, 2024, compared to December 31, 2023 and September 30, 2023, primarily reflected completed or near completion utility and transportation projects, partially offset by additional projects added during the period.
Non-GAAP Financial Measures
All financial information presented in this Quarterly Report has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States (“GAAP”), except for the presentation of the following non-GAAP financial measures: EBITDA, EBITDA margin and free cash flow. We evaluate our operating performance using EBITDA and EBITDA margin, and evaluate our liquidity using free cash flow. These non-GAAP financial measures are not intended as alternatives to GAAP financial measures and have limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Because of these limitations, EBITDA, EBITDA margin and free cash flow should not be considered as replacements for net income, net income margin or cash provided by (used in) operating activities, the most comparable GAAP measures, respectively. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare them with other companies’ EBITDA, EBITDA margin and free cash flow having the same or similar names.

EBITDA and EBITDA Margin
We utilize EBITDA and EBITDA margin to consistently assess our operating performance and as a basis for strategic planning and forecasting since we believe that EBITDA closely correlates to long-term enterprise value. We believe that measuring performance on an EBITDA basis is useful to investors because it enables a more consistent evaluation of our operational performance period to period. We also believe these non-GAAP financial measures, in addition to the corresponding GAAP measures of net income and net income margin, are useful to investors to provide meaningful information about operational efficiency by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. Investors also may use EBITDA to calculate leverage as a multiple of EBITDA. We use EBITDA and EBITDA margin, in addition to GAAP metrics, to evaluate our operating results, calculate compensation packages and determine leverage as a multiple of EBITDA to establish the appropriate funding of operations.
EBITDA is calculated by adding back interest expense, income taxes, and depreciation and amortization to net income. EBITDA margin is calculated by dividing EBITDA by operating revenues. EBITDA and EBITDA margin are considered non-GAAP financial measures and are comparable to the corresponding GAAP measures of net income and net income margin, respectively.
The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions, except percentages)
Net income	$41.8	$36.0	$109.0	$100.8
Interest expense	2.8	4.7	8.8	13.5
Income taxes	14.0	11.4	37.6	32.8
Depreciation and amortization	6.4	5.9	18.5	17.3
EBITDA	$65.0	$58.0	$173.9	$164.4

Operating revenues	$761.0	$717.4	$2,090.0	$2,218.7
Net income margin	5.5%	5.0%	5.2%	4.5%
EBITDA margin	8.5%	8.1%	8.3%	7.4%
Free Cash Flow
We use free cash flow as a measure of liquidity that indicates how much cash we can produce after taking cash outflows from operations and assets into consideration. We believe this non-GAAP financial measure, in addition to the corresponding GAAP measure of cash provided by (used in) operating activities, is useful to investors because it provides meaningful information about our financial health and our ability to generate cash, support additional debt obligations, pay future dividends and fund growth. Free cash flow does not represent our residual cash flow available for discretionary purposes.
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.

The following table reconciles cash provided by operating activities to free cash flow.

	Nine months ended September 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$82.7	$61.4
Purchases of property, plant and equipment	(34.5)	(28.1)
Cash proceeds from sale of property, plant and equipment	9.6	12.2
Free cash flow	$57.8	$45.5
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $0.6 million and $1.6 million, respectively. We historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. After the Separation, we no longer rely on MDU Resources’ central cash management and financing program and instead rely on our own credit and financing arrangements. We have implemented our own centralized cash management model and will use cash on hand and third-party credit facilities to fund day-to-day operations.
Our ability to fund our cash needs depends on the ongoing ability to generate cash from operations and obtain debt financing with competitive rates. We rely on access to capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations.
Our principal uses of cash are to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions.
On October 31, 2024, we entered into a five-year senior secured credit agreement (“the Credit Agreement”), whereby we have the capacity to incur indebtedness of up to $525.0 million, consisting of $300.0 million in aggregate principal amount of term loans and a $225.0 million revolving credit facility. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $50.0 million. The term loans and the revolving credit facility will both bear interest at an annual rate equal to adjusted term Secured Overnight Financing Rate, defined in a customary manner (“Term SOFR”) plus an applicable rate. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated total net leverage ratio of 3.00:1.00 and a minimum interest coverage ratio of 3.00:1.00, in each case measured as of the last day of each fiscal quarter. The consolidated total net leverage ratio may be increased at our option to 3.50:1.00 in connection with certain qualifying material acquisitions. The covenants also include restrictions on the sale of certain assets, loans and investments.
We received net proceeds of $332.1 million, which included the term loans and $40.0 million drawn under the revolving credit facility, net of $7.9 million of debt issuance costs. In connection with the borrowings, we used $290.0 million of the net proceeds of such indebtedness to repay $230.0 million of outstanding indebtedness with Centennial and to pay a $60.0 million dividend to MDU Resources, with the remaining $42.1 million being retained by us.
Working Capital
Working capital, as defined as current assets minus current liabilities, was $327.0 million and $313.9 million as of September 30, 2024 and December 31, 2023, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of September 30, 2024, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the nine months ended September 30, 2024, were $34.5 million, or $24.9 million net of proceeds from asset disposals, compared to $28.1 million, or $15.9 million net of proceeds from asset disposals, for the nine months ended September 30, 2023. Capital expenditures were funded by internal sources, and related-party borrowings from MDU Resources and Centennial. Capital expenditures for the nine months ended September 30, 2024 and 2023, were primarily used for vehicle and equipment additions to support the growth of our business.
We expect capital expenditures and commitments for equipment purchase, lease and rental arrangements to be necessary for the foreseeable future in order to meet anticipated demand for our services. We still expect capital expenditures for the year ended December 31, 2024, to be approximately $52.0 million. Actual capital expenditures may increase or decrease depending upon business activity levels, as well as ongoing assessments of equipment leasing versus purchasing decisions based on short- and long-term equipment requirements. We continuously monitor our capital expenditures for project delays and changes in economic viability and adjust as necessary. We anticipate that the combination of cash on hand, cash flows from operations, credit facilities and issuances of debt and equity securities, if necessary, will provide sufficient funding to enable us to meet the need of future capital expenditures.
We also continue to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to our capital program; however, they are dependent on the availability of opportunities and, as a result, capital expenditures may vary significantly from the estimates provided.
Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

Nine months ended September 30,	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$82.7	$61.4
Investing activities	(25.5)	(16.4)
Financing activities	(58.2)	(46.5)
Decrease in cash and cash equivalents	(1.0)	(1.5)
Cash and cash equivalents - beginning of period	1.6	2.1
Cash and cash equivalents - end of period	$0.6	$0.6
Operating Activities
Cash provided by operating activities totaled $82.7 million in the nine months ended September 30, 2024, compared to $61.4 million in the nine months ended September 30, 2023, an increase of $21.3 million. The change in cash provided by operating activities was the result of increased earnings and changes in working capital components which resulted in a use of $20.4 million in the nine months ended September 30, 2024, compared to a use of $52.4 million in the nine months ended September 30, 2023. The working capital changes were primarily driven by project timing, workload activity and billing fluctuations, with increases in accounts payable, net contract liabilities and other current liabilities of $55.4 million, $40.1 million and $26.2 million, respectively, partially offset by an increase in accounts receivable of $92.2 million.

Investing Activities
Cash used in investing activities totaled $25.5 million in the nine months ended September 30, 2024, compared to $16.4 million in the nine months ended September 30, 2023, an increase of $9.1 million in cash used for investing. The increase in cash used for investing activities was primarily due to higher capital expenditures of $6.4 million and lower proceeds from the sale of property of $2.7 million.
Financing Activities
Cash used in financing activities totaled $58.2 million in the nine months ended September 30, 2024, compared to $46.5 million in the nine months ended September 30, 2023, an increase of $11.7 million in cash used for financing. The increase in cash used for financing activities was primarily the result of higher cash outflows of $67.2 million for transfers to Centennial and lower net cash inflows of $16.5 million from the related-party cash management program. Partially offsetting these increased uses of cash were $72.0 million of repayments of short- and long-term related-party debt during the nine months ended September 30, 2023. There were no such repayments made during the nine months ended September 30, 2024.
Material Cash Requirements
There were no material changes in our contractual obligations from those reported in our Form 10 other than as set forth below.
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under related-party debt and lease arrangements are provided in Note 15 – Related-Party Transactions and Note 7 – Leases, respectively, in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
In addition, we participate in certain multiemployer defined benefit pension plans. We cannot reasonably estimate future payments for our obligation to these plans, which are dependent on a number of factors.
In connection with the Separation, we used net proceeds of $332.1 million from the Credit Agreement, including $40.0 million drawn under the revolving credit facility, to repay $230.0 million of outstanding indebtedness with Centennial and to pay a $60.0 million dividend to MDU Resources.
Under the Credit Agreement, we will be required to make quarterly amortization payments of 5% per annum of the original principal term loans balance of $300.0 million in addition to regularly required interest payments. As a result, we will need to repay at least $15.0 million per year toward the outstanding principal term loans balance.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. Our significant off-balance sheet transactions include surety guarantees, performance guarantees, letters of credit obligations and firm purchase commitments for maintenance items, materials and lease obligations.
Some of our customers require us to post performance bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract. In the event that we fail to perform under a contract, the customer may demand the surety to pay or perform under our bond. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts also can fluctuate from period to period based upon the mix and level of our bonded operating activity. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf.
As of September 30, 2024 and December 31, 2023, we had approximately $1.40 billion and $1.56 billion in original face amount surety bonds outstanding for projects, respectively. As of September 30, 2024 and December 31, 2023, $1.23 billion and $1.33 billion of bonding was posted for E&M, respectively, and $170.5 million and $224.0 million of bonding was posted for T&D, respectively. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the maximum potential amount of payments we would be required to make under the outstanding surety bonds was $845.3 million and $299.9 million, respectively.
To date, we are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future. If we experience changes in our bonding relationships or if there are adverse changes in the surety industry, there would be no assurance that we would be able to effectuate alternatives to providing surety bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require surety bonds. Accordingly, a reduction in the availability of surety bonds could have a material adverse effect on our financial position, financial results and cash flows.
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of September 30, 2024 and December 31, 2023, the fixed maximum amounts guaranteed under these agreements aggregated to $557.5 million and $341.4 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition, some of our customers and vendors may require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit and we may be required to record a charge to earnings for the reimbursement. As of September 30, 2024 and December 31, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated to $2.2 million and $0.2 million, respectively, all of which expire within the next 12 months. In the event of default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit. We believe it is unlikely that any material claims will be made under these letters of credit.
Furthermore, we have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified and these guarantees have no scheduled maturity date. In the event we default under these obligations, we would be required to make payments to satisfy these guarantees.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein. For more information on the circumstances regarding our guarantees and off-balance sheet arrangements, refer to Note 14 – Commitments and Contingencies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 3 – Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Critical Accounting Estimates
Our critical accounting estimates include revenue recognized using the cost-to-cost measure of progress for contracts; impairment testing of goodwill; and tax provisions. There were no material changes in our critical accounting estimates from those that were previously reported in our Form 10.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, inflation and labor risk. Information relating to quantitative and qualitative disclosures about these market risks is set forth below. For more information on our risk factors, including market risk factors, that could be materially harmful to our business, prospects, financial condition and/or financial results if they occur, please refer to our Form 10.

Interest Rate Risk
The primary objective of our investment activities is to maintain cash reserves to meet captive insurance obligations, employee benefit obligations and contractual obligations. A mismatch between the duration of liabilities and the duration of investments could expose us to interest rate risk. If interest rates fluctuate, the value of assets may not adequately cover liabilities. And if our investments mature during a period of lower interest rates, we may face reinvestment risk and potentially earn less income on reinvested funds. In future periods, we will continue to evaluate our investments in order to ensure that we continue to meet our overall objectives. As part of the Separation, we have our own captive insurance arrangement in order to manage our operational risk. Refer to Note 16 – Subsequent Events of the unaudited condensed consolidated financial statements for more information regarding the new captive insurance arrangement.
Through MDU Resources, Centennial operated under a centralized cash management program and was the legal obligor of our historical debt and borrowings. The debt and interest allocation directly attributable to Everus was reflected in the unaudited condensed consolidated balance sheets and statements of income.
In connection with the Separation, we entered into a five-year senior secured credit agreement, consisting of term loans and a revolving credit facility. The term loans and the revolving credit facility will both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk. The level of our interest rate risk will depend on our utilization of the revolving credit facility and will be sensitive to changes in the general level of interest rates. Refer to Note 16 – Subsequent Events of the unaudited condensed consolidated financial statements for more information regarding our credit facilities.
Inflation Risk
Inflation rates continue to have an effect on worldwide economies. Inflation generally affects us by increasing our cost of labor and also may increase transportation and construction costs due to higher fuel, material and/or supply prices. We do not believe that inflation has had a material effect on our business, financial condition, or financial results for the periods included in our unaudited condensed consolidated financial statements. We continue to monitor the impact of inflation in order to minimize its effects through our pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may be unable to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and financial results.
Labor Risk
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure also may result in increases in the wage rates paid for non-minimum wage positions.
A significant portion of our employees are unionized and our business and financial results could be adversely affected if future labor negotiations or contracts were to increase our costs or further restrict our ability to maximize the efficiency of our operations, or if more of our employees were to become unionized. In addition, if we are unable to negotiate labor contracts on reasonable terms, if we experience significant labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our services could be impaired.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and other procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2024, there were no material changes to the Company's legal proceedings that were previously reported in the Company’s Registration Statement on Form 10 (“Form 10”), which became effective with the SEC on October 17, 2024 and is not incorporated by reference herein.
Item 1A. Risk Factors
As of September 30, 2024, there were no material changes to the Company's risk factors provided in the Company’s Form 10. Please refer to the Company's risk factors that are disclosed within the Company’s Form 10 that could be materially harmful to the Company's business, prospects, financial condition and/or financial results if they occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Leases Reclassification
Subsequent to the filing of the Company’s financial statements on Form 10, filed with the Securities and Exchange Commission on September 12, 2024, which is not incorporated by reference herein, for the three and six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023, the Company’s management determined that the Company incorrectly presented variable lease cost and short-term lease cost due to a clerical error when preparing the financial statements, including the related footnotes. The Company determined that this classification error is immaterial to the previously issued financial statements.
As such, the Company intends to correct these disclosures in its audited consolidated financial statements for the year ended December 31, 2023 in the Company’s Annual Report on Form 10-K for the year ending December 31, 2024 and unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2025. The financial information and footnotes contained in this Quarterly Report on Form 10-Q reflect the correction of the aforementioned classification error. The reclassification had no impact to results of operations, balance sheets, or cash flows for any of the periods described.

The following table summarizes the effects of the restatement on Note 8 – Leases for the Company’s operating leases for the year ended December 31, 2023:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Lease costs:
Operating lease cost	$26,386	$—	$26,386
Variable lease cost	99,964	(98,749)	1,215
Short-term lease cost	1,215	98,749	99,964
Total lease costs	$127,565	$—	$127,565
The following table summarizes the effects of the restatement on Note 7 – Leases for the Company’s operating leases for the three months ended June 30, 2024:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Lease costs:
Operating lease cost	$7,484	$—	$7,484
Variable lease cost	28,883	(28,592)	291
Short-term lease cost	291	28,592	28,883
Total lease costs	$36,658	$—	$36,658
The following table summarizes the effects of the restatement on Note 7 – Leases for the Company’s operating leases for the three months ended June 30, 2023:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Lease costs:
Operating lease cost	$6,449	$—	$6,449
Variable lease cost	25,831	(25,533)	298
Short-term lease cost	298	25,533	25,831
Total lease costs	$32,578	$—	$32,578
The following table summarizes the effects of the restatement on Note 7 – Leases for the Company’s operating leases for the six months ended June 30, 2024:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Lease costs:
Operating lease cost	$14,613	$—	$14,613
Variable lease cost	47,738	(47,140)	598
Short-term lease cost	598	47,140	47,738
Total lease costs	$62,949	$—	$62,949

The following table summarizes the effects of the restatement on Note 7 – Leases for the Company’s operating leases for the six months ended June 30, 2023:

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Lease costs:
Operating lease cost	$12,755	$—	$12,755
Variable lease cost	46,914	(46,318)	596
Short-term lease cost	596	46,318	46,914
Total lease costs	$60,265	$—	$60,265

Item 6. Exhibits

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Separation and Distribution Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.†			8-K	2.1	11/1/24	001-42276
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
10.1	Employment Offer Letter with Jeffrey S. Thiede, dated July 11, 2024+			10-12B	10.9	9/12/24	001-42276
10.2	Employment Offer Letter with Thomas D. Nosbusch, dated August 15, 2024+			10-12B	10.10	9/12/24	001-42276
10.3	Employment Offer Letter with Maximillian J Marcy, dated July 11, 2024+			10-12B	10.11	9/12/24	001-42276
10.4	Employment Offer Letter with Paul R. Sanderson, dated July 11, 2024+			10-12B	10.12	9/12/24	001-42276
10.5	Employment Offer Letter with Jon B. Hunke, dated July 11, 2024+			10-12B	10.13	9/12/24	001-42276
10.6	Retention Bonus Letter with Jon B. Hunke, dated July 11, 2024+			10-12B	10.14	9/12/24	001-42276
10.7	Form of Everus Construction Group, Inc. Director and Officer Indemnification Agreement+			10-12B	10.15	9/12/24	001-42276
10.8	Transition Services Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.†			8-K	10.1	11/1/24	001-42276
10.9	Tax Matters Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.			8-K	10.2	11/1/24	001-42276
10.10	Employee Matters Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.			8-K	10.3	11/1/24	001-42276
10.11	Credit Agreement, dated as of October 31, 2024, by and among Everus Construction Group, Inc., JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto.†			8-K	10.4	11/1/24	001-42276
10.12	Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan.+			8-K	10.5	11/1/24	001-42276
10.13	Everus Construction Group, Inc. Executive Incentive Compensation Plan, including Rules and Regulations.+			8-K	10.6	11/1/24	001-42276
10.14	Everus Construction Group, Inc. Deferred Compensation Plan—Plan Document and Adoption Agreement.+			8-K	10.7	11/1/24	001-42276
10.15	Everus Construction Group, Inc. Director Compensation Policy.+			8-K	10.8	11/1/24	001-42276
10.16	Everus Construction Group, Inc. Deferred Compensation Plan for Directors.+			8-K	10.9	11/1/24	001-42276
10.17	Everus Construction Group, Inc., 401(k) Retirement Plan, effective September 1, 2024+	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request

Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everus Construction Group, Inc.

Dated:	November 21, 2024	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)