Form 10-Q
period 2025-03-31
Everus Construction Group, Inc.
filed 2025-05-15
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2025: 50,999,581 shares.

Industry Information
Any industry data included in this Quarterly Report on Form 10-Q (“Quarterly Report”) regarding industry size and/or relative industry position is derived from a variety of sources, including company research, third-party studies and surveys, industry and general publications, and estimates based on Everus Construction Group, Inc.’s (“Everus”) knowledge and experience in the industries in which it operates. Everus’ estimates, if any, have been based on information obtained from its customers, suppliers, trade and business organizations, and other contacts in the industry. Everus is responsible for all the disclosures contained in this Quarterly Report, and Everus believes that any third-party data is generally reliable and that its estimates are accurate as of the date of this Quarterly Report. Further, Everus’ estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in Everus’ 2024 Annual Report on Form 10-K (“2024 Annual Report”). These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Operating revenues	$826,629	$625,689
Cost of sales	734,136	550,972
Gross profit	92,493	74,717
Selling, general and administrative expenses	41,509	35,833
Operating income	50,984	38,884
Interest expense, net	4,694	2,726
Other income, net	567	918
Income before income taxes and income from equity method investments	46,857	37,076
Income taxes	13,573	9,977
Income from equity method investments	3,388	1,115
Net income	$36,672	$28,214

Earnings per share:
Basic	$0.72	$0.55
Diluted	$0.72	$0.55
Weighted average common shares outstanding:
Basic	51,042	50,972
Diluted	51,091	50,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2025	2024
	(In thousands)
Net income	$36,672	$28,214
Comprehensive income attributable to common stockholders	$36,672	$28,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$73,981	$86,012
Receivables, net of allowances of $3,064 and $7,097, respectively	592,809	590,028
Contract assets	221,910	167,049
Inventories	47,413	43,750
Prepayments and other current assets	34,854	30,390
Total current assets	970,967	917,229
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $161,545 and $157,278, respectively	145,801	134,409
Goodwill	143,224	143,224
Other intangible assets, net of accumulated amortization of $6,990 and $10,334, respectively	—	116
Operating lease right-of-use assets	67,742	67,045
Investments	23,504	21,286
Other	4,609	5,154
Total noncurrent assets	384,880	371,234
Total assets	$1,355,847	$1,288,463
Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt - current portion	$15,000	$15,000
Contract liabilities, net	186,571	207,304
Accounts payable	182,335	138,097
Taxes payable	24,508	6,768
Accrued compensation	52,864	67,815
Current portion of operating lease liabilities	27,762	26,354
Accrued payroll-related liabilities	43,544	38,995
Other accrued liabilities	13,355	13,037
Total current liabilities	545,939	513,370
Noncurrent liabilities:
Long-term debt	277,123	280,648
Deferred income taxes	9,209	8,161
Operating lease liabilities	40,473	41,200
Other	22,904	22,472
Total noncurrent liabilities	349,709	352,481
Total liabilities	$895,648	$865,851
Commitments and contingencies
Common stockholders’ equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 50,999,228 and 50,980,924 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$510	$510
Other paid-in capital	139,045	138,130
Retained earnings	320,644	283,972
Total stockholders’ equity	460,199	422,612
Total liabilities and stockholders’ equity	$1,355,847	$1,288,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2024	50,980,924	$510	$138,130	$283,972	$422,612
Net income	—	—	—	36,672	36,672
Stock-based compensation	18,304	—	915	—	915
Balance as of March 31, 2025	50,999,228	$510	$139,045	$320,644	$460,199

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2023	1,000	$1	$136,184	$312,665	$448,850
Net income	—	—	—	28,214	28,214
Net transfers from (to) Centennial	—	—	1,006	(13,764)	(12,758)
Balance as of March 31, 2024	1,000	$1	$137,190	$327,115	$464,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2025	2024
	(In thousands)
Operating activities:
Net income	$36,672	$28,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,774	5,461
Amortization	116	522
Deferred income taxes	1,048	193
Provision for credit losses	(1,729)	(411)
Amortization of debt issuance costs	394	—
Stock-based compensation costs	1,747	344
Net unrealized (gains) losses on investments	117	—
Gain on sale of assets	(2,371)	(1,283)
Equity in earnings of unconsolidated affiliates, net of distributions	(2,743)	1,544
Changes in current assets and liabilities, net of acquisitions:
Receivables	(1,052)	(14,891)
Due from related-party	—	(2,140)
Contract assets	(54,861)	1,110
Inventories	(3,663)	(937)
Other current assets	(4,464)	270
Accounts payable	43,625	2,318
Due to related-party	—	590
Contract liabilities, net	(20,733)	202
Other current liabilities	7,579	(421)
Other noncurrent changes	672	1,171
Net cash provided by operating activities	7,128	21,856
Investing activities:
Capital expenditures	(18,539)	(9,222)
Net proceeds from sale or disposition of property	3,310	2,810
Proceeds from insurance contracts	2,174	—
Investments	(1,766)	—
Net cash used in investing activities	(14,821)	(6,412)
Financing activities:
Repayment of long-term debt	(3,750)	—
Tax withholding on stock-based compensation	(588)	—
Net amounts paid to related-party cash management program	—	(4,650)
Transfers to Centennial	—	(11,818)
Net cash used in financing activities	(4,338)	(16,468)
Decrease in cash, cash equivalents and restricted cash	(12,031)	(1,024)
Cash, cash equivalents and restricted cash - beginning of period	86,012	1,567
Cash, cash equivalents and restricted cash - end of period	$73,981	$543
Supplemental Cash Flow Information:
Interest paid, net	$4,171	$2,655
Income taxes paid, net	$1,161	$—
Noncash investing activities:
Purchases of property, plant and equipment included in Accounts payable	$1,035	$663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Background and Nature of Operations
Nature of Operations
Everus Construction Group, Inc. (the “Company” or “Everus”) is a leading construction solutions provider headquartered in Bismarck, North Dakota, offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, utility, transportation and other customers. The Company operates throughout most of the United States through two reportable, operating segments:
Electrical & Mechanical (“E&M”): Contracting services including construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services to customers in both the public and private sectors.
Transmission & Distribution (“T&D”): Contracting services including construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacturing and distribution of overhead and underground transmission line construction equipment and tools.
Separation from MDU Resources
On November 2, 2023, MDU Resources Group, Inc. (“MDU Resources”) announced its intent to pursue a tax-free spinoff of Everus Construction, Inc. (formerly known as MDU Construction Services Group, Inc.) (“Everus Construction”) from MDU Resources (the “Separation”). Prior to the Separation, Everus Construction was the construction services segment of MDU Resources and operated as a wholly owned subsidiary of CEHI, LLC (“Centennial”), which is a wholly owned subsidiary of MDU Resources. In anticipation of the Separation, MDU Resources formed a new wholly owned subsidiary, Everus Construction Group, Inc., that became the new parent company of Everus Construction.
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
The Separation and Distribution was completed pursuant to a separation and distribution agreement as well as other agreements with MDU Resources, including, but not limited to, a transition services agreement, a tax matters agreement and an employee matters agreement. Refer to Note 14 – Related-Party Transactions for additional information on the transition services agreement. The Company incurred costs in establishing itself as an independent public entity and expects additional ongoing expenses related to its continued operations as such.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Prior to the Separation, Everus Construction historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a standalone company. For periods prior to the Separation, financial information included in the accompanying unaudited condensed consolidated financial statements and related footnotes were prepared on a “carve-out” basis in connection with the Separation and were derived from the unaudited condensed consolidated financial statements of MDU Resources as if the Company operated on a standalone basis during the periods presented. However, the financial information included in the unaudited condensed consolidated financial statements and related footnotes for periods prior to the Separation do not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, publicly traded company and may not be indicative of its future performance.

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Pursuant to GAAP, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K (“2024 Annual Report”). The information includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements and are of a normal recurring nature. The unaudited condensed balance sheet as of December 31, 2024, was derived from the audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual consolidated financial statements.
The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other future period.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the unaudited condensed consolidated financial statements. For periods prior to the Separation, the unaudited condensed consolidated financial statements also included expense allocations for certain functions that were provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $14.8 million for the three months ended March 31, 2024. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party. Refer to Note 14 – Related-Party Transactions for more information on the transition services agreement between the Company and MDU Resources.
Earnings per share information has been retrospectively adjusted for periods prior to the Separation on the unaudited condensed consolidated statements of income to reflect the Distribution. Refer to Note 8 – Earnings Per Share for more information on the share counts used in the earnings per share calculations.
Prior to the Separation, the Company historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. The Company had related-party agreements in place with Centennial for the financing of its capital needs, which were reflected as related-party notes payable on the unaudited condensed consolidated balance sheets for periods prior to the Separation. Interest expense, net in the unaudited condensed consolidated statements of income for periods prior to the Separation reflected the allocation of interest on borrowing and funding associated with the related-party agreements. Following the Separation, the Company has implemented its own centralized cash management program and has access to third-party credit facilities to fund day-to-day operations. For additional information related to the Company’s current financing arrangements and related interest expense recognition, refer to Note 6 – Debt and Note 14 – Related-Party Transactions.
Cash-settled related-party transactions between the Company, MDU Resources, Centennial or other MDU Resources subsidiaries, for general operating activities, the Company's participation in MDU Resources’ centralized cash management program through Centennial, and intercompany debt, were included in the unaudited condensed consolidated financial statements for periods prior to the Separation. These related-party transactions were reflected in the unaudited condensed consolidated balance sheets prior to the Separation as Due from related-party, Due from related-party - noncurrent, Due to related-party or Related-party notes payable. The aggregate net effect of general related-party operating activities was reflected in the unaudited condensed consolidated statements of cash flows within operating activities for periods prior to the Separation. The effects of the Company’s participation in MDU Resources’ centralized cash management program and intercompany debt arrangements were reflected in the unaudited condensed consolidated statements of cash flows within investing and financing activities for periods prior to the Separation. Refer to Note 14 – Related-Party Transactions for additional information on related-party transactions.
Prior to the Separation, MDU Resources maintained various benefit and stock-based compensation plans at a corporate level and the Company’s employees participated in these programs. The costs associated with its employees were included in the Company’s unaudited condensed consolidated financial statements for periods prior to the Separation. Following the Separation, the Company has its own stock-based compensation and employee benefit plans at a corporate level that its employees participate in. Refer to Note 9 – Stock-Based Compensation and Note 12 – Employee Benefit Plans for additional information.

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
The Company holds a minority economic interest in a captive insurance company, which has been determined to be a VIE. The captive insurance is structured with protected cell captives for each insured party (“Captive Cells”) in which participants’ assets and liabilities are held separately from each other. The Company is the primary beneficiary of its individual Captive Cell and has the power to direct the activities that most significantly impact economic performance of its Captive Cell, as well as the obligation to absorb losses of, and receive benefits from the activities of its Captive Cell. Accordingly, the Company has prepared these unaudited condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the unaudited condensed consolidated financial statements of such entity. As such, the unaudited condensed consolidated financial statements include the consolidation of only the assets and liabilities of the Company’s Captive Cell.
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through May 14, 2025, the date of issuance of these unaudited condensed consolidated financial statements and determined that no additional events requiring disclosure occurred.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2024 Annual Report.
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
Consolidation of Variable Interest Entities
The Company has an ownership interest in a captive insurance entity, which has been determined to be a VIE, that holds and acts as the administrator of segregated account protected Captive Cells. The captive insurance company is structured with protected Captive Cells for each insured party and is not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insured parties. The Company has a variable interest in the captive insurance company due to its ownership interest. However, as the captive insurance company is not exposed to the variability of the Captive Cells, only the activity of the Captive Cell whose activities are controlled by the Company is recorded in the Company’s unaudited condensed consolidated financial statements.

Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amount of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the consolidated balance sheet held by the Captive Cell were as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Cash, cash equivalents and restricted cash	$19,664	$16,057
Other accrued liabilities	1,940	1,816
Other noncurrent liabilities	$8,876	$9,271
Joint Ventures
The Company accounts for unconsolidated joint ventures using either the equity method or proportionate consolidation.
Proportionate consolidation is used for joint ventures that include unincorporated legal entities when we hold an undivided interest in each asset and are proportionately liable for our share of liabilities and the activities of the joint ventures that are construction related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenues and expenses are included in the Company’s unaudited condensed consolidated financial statements.
For those joint ventures accounted for using proportionate consolidation, the Company recorded operating revenues of $0.2 million and an immaterial amount of operating income for the three months ended March 31, 2024 in the unaudited condensed consolidated statements of income. As of December 31, 2024, the Company did not have any remaining interest in assets from these joint ventures.
For those joint ventures accounted for under the equity method, the Company’s pro rata share of net income is included in Income from equity method investments in the unaudited condensed consolidated statements of income and the Company’s investment balances for the joint ventures are included in Investments in the unaudited condensed consolidated balance sheets.
For the three months ended March 31, 2025 and 2024, the Company recognized income from equity method joint ventures of $3.4 million and $1.1 million, respectively.
The Company’s investments in equity method joint ventures as of March 31, 2025 and December 31, 2024, were a net asset of $17.0 million and $14.3 million, respectively.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s Captive Cell that are to be used solely for the Captive Cell’s purposes. As of March 31, 2025 and December 31, 2024, the Company had $74.0 million and $86.0 million of cash, cash equivalents, and restricted cash, respectively, including $19.7 million and $16.1 million of restricted cash held by the Captive Cell, respectively.

Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services, net of expected credit losses. The Company’s trade receivables are all due in 12 months or less. Receivables, net was summarized as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Trade receivables:
Completed contracts	$32,253	$42,462
Contracts in progress	558,478	546,543
Other	5,142	8,120
Receivables, gross	595,873	597,125
Less: expected credit losses	(3,064)	(7,097)
Receivables, net	$592,809	$590,028
The following table presents the opening and closing balances of Receivables, net as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Balance at beginning of period	$590,028	$449,626
Change during period	2,781	140,402
Balance at end of period	$592,809	$590,028
Details of the Company's expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$7,097	$7,967
Current expected credit loss provision	(1,729)	(411)
Less: write-offs charged against the allowance	(2,304)	(48)
Balance at end of period	$3,064	$7,508
Inventories
As of March 31, 2025 and December 31, 2024, inventories consisted primarily of manufactured equipment held for resale and/or rental of $40.0 million and $36.9 million, respectively, and materials and supplies of $7.4 million and $6.8 million, respectively. These inventories are stated at the lower of average cost or net realizable value. The value of inventory may decrease due to obsolescence, physical deterioration, damage, costs to repair or other causes. Inventory valuation write-downs are determined based on specific facts and circumstances and were immaterial as of March 31, 2025 and December 31, 2024.
New Accounting Standards
Changes to GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.
Recently Adopted Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provided guidance on improving financial reporting by requiring disclosure on incremental segment information, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The standard was effective for annual periods beginning in the fiscal year ended December 31, 2024, and for interim periods beginning January 1, 2025, with retrospective application for prior periods disclosed. The Company adopted the standard in the fourth quarter of fiscal year 2024. Refer to Note 11 – Segment Information for the related disclosure-only impacts of adopting this standard. Future interim periods will also be impacted and updated disclosures will occur.
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which provided guidance on accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statement in order to provide decision useful information to investors and other allocators of capital (collectively investors) in a joint venture’s financial statements and reduce diversity in practice. The new basis of accounting will require that a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with the exceptions to fair value measurement that are consistent with the business combinations guidance). The standard became effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. However, a joint venture that was formed before January 1, 2025, may elect to apply the guidance retrospectively if it has sufficient information. The Company adopted the standard prospectively in the first quarter of 2025, but it did not have an impact on the unaudited condensed consolidated financial statements.
New Accounting Standards Updates Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provided guidance to address investors’ requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information and effectiveness of income tax disclosures. The standard will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the guidance will have on its disclosures for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provided guidance to address investors’ requests for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development costs. The standard will be effective for fiscal year December 31, 2027, and interim periods beginning January 1, 2028. The Company is currently evaluating the impact the guidance will have on its disclosures for the year ending December 31, 2027 and future interim periods beginning in 2028.
Note 3 – Revenue from Contracts with Customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
As part of the adoption of ASC 606 - Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.
Contract Estimates and Changes in Estimates
Changes in cost estimates on certain contracts can arise from, but not limited to, changes in productivity and performance expectations, availability of skilled labor in geographic locations of such projects, costs of labor and/or materials, changes in subcontractor productivity and performance, and extended overhead due to weather or other delays. These changes in estimates may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. The Company recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. Change orders and claims are negotiated in the normal course of business and represent management's estimates of additional contract revenues that have been earned and are probable of collection.
As of March 31, 2025 and December 31, 2024, $49.1 million and $56.2 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.

As of March 31, 2025 and December 31, 2024, the Company recorded loss provisions of $0.8 million and $1.0 million, respectively, in Contract liabilities, net on the unaudited condensed consolidated balance sheets related to contracts that are still being completed and remain recorded.
The Company had claim positions of $42.7 million and $54.9 million, respectively, that were excluded from the contract transaction price as of March 31, 2025 and December 31, 2024, respectively. The Company continues to evaluate these claims.
The Company received notification in October 2023 from a customer that it is withholding payment of approximately $31.3 million on remaining outstanding billings, including retention, on a large project with a contract that was billed on a time and materials basis with no stated maximum price. The Company believes it has substantial defenses against these claims based upon the terms of the contract and it has performed under the terms of the contract. Therefore, the Company believes collection of the remaining outstanding billings, including retention, is probable and, as a result, the Company has recognized the revenue from this project in its results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
Additionally, changes in estimates may result in the recognition of revenue in the current period performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue if the current estimated progress is less than the previous estimate. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
Operating revenues were positively net impacted by approximately 3.6% for each of the three months ended March 31, 2025 and 2024, as a result of changes in estimates associated with performance obligations on fixed price contracts satisfied or partially satisfied prior to December 31, 2024 and 2023. The changes in estimates resulted from changes in performance estimates due to revisions to total estimated costs and/or anticipated contract value and from the mitigation of risks and contingencies as projects progressed to completion. A minimal number of fixed priced contracts, each individually resulting in an increase to profitability in excess of $1.0 million, positively net impacted operating revenues by approximately 1.9% and 0.7% for the three months ended March 31, 2025 and 2024, respectively. The changes in estimates were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Disaggregation of Revenue
In the following tables, revenues are disaggregated by contract type and customer type for each reportable segment. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For more information on the Company’s reportable segments, refer to Note 11 – Segment Information.
The following tables present revenue disaggregated by contract type:

Three months ended March 31, 2025	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$350,566	$93,603	$444,169
Unit-price	11,775	28,429	40,204
Cost reimbursable*	285,886	62,983	348,869
Total contract revenues	648,227	185,015	833,242
Eliminations	(4,236)	(2,377)	(6,613)
Total operating revenues	$643,991	$182,638	$826,629
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Three months ended March 31, 2024	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$284,639	$85,046	$369,685
Unit-price	17,839	28,961	46,800
Cost reimbursable*	138,512	74,497	213,009
Total contract revenues	440,990	188,504	629,494
Eliminations	(1,595)	(2,210)	(3,805)
Total operating revenues	$439,395	$186,294	$625,689
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.
The following table presents revenue disaggregated by customer type:

	Three months ended March 31,
	2025	2024
	(In thousands)
Commercial	$419,312	$246,956
Industrial	86,363	80,021
Institutional	103,328	83,711
Renewables	12,777	4,427
Service & other	26,447	25,875
Total Electrical & Mechanical	648,227	440,990
Utility	165,054	171,095
Transportation	19,961	17,409
Total Transmission & Distribution	185,015	188,504
Eliminations	(6,613)	(3,805)
Total operating revenues	$826,629	$625,689
Uncompleted Contracts and Contract Assets and Contract Liabilities
Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Costs incurred on uncompleted contracts	$5,552,631	$7,034,838
Estimated earnings	681,368	995,766
Costs and estimated earnings on uncompleted contracts	6,233,999	8,030,604
Less: billings to date	(6,198,660)	(8,070,859)
Net contract assets (liabilities)	$35,339	$(40,255)
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
Contract assets consist of unbilled revenue and retainage. Unbilled revenue occurs when revenues are recognized under the cost-to-cost measure of progress, which exceed amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. Retainage represents amounts that have been contractually invoiced to customers and where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or completion of the project. Contract assets are not considered a significant financing component as they are intended to protect the customer in the event the Company does not perform on its obligations under the contract.
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
The Company classifies Contract assets and Contract liabilities, net that may be settled after one year from the balance sheet date as current, consistent with the timing of the Company’s project operating cycle.
Contract assets and contract liabilities, net consisted of the following as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Unbilled revenue	$167,956	$124,007
Retainage	53,954	43,042
Contract assets	$221,910	$167,049

Deferred revenue	$264,175	$279,430
Accrued loss provision	775	1,021
Less: retainage	(78,379)	(73,147)
Contract liabilities, net	$186,571	$207,304
The following table presents the opening and closing balances of contract assets (liabilities) as of:

	March 31, 2025			December 31, 2024
	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)
	(In thousands)
Balance at beginning of period	$167,049	$(207,304)	$(40,255)	$206,235	$(140,108)	$66,127
Change during period	54,861	20,733	75,594	(39,186)	(67,196)	(106,382)
Balance at end of period	$221,910	$(186,571)	$35,339	$167,049	$(207,304)	$(40,255)
Contract assets and contract liabilities fluctuate period to period based on various factors, including, but not limited to, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; variability in billing of retainage and the satisfaction of the specified condition; and unapproved change orders and contract claims recognized as revenues. The primary driver of the difference between the Company's opening and closing contract asset and contract liability balances is the timing of the Company's billings, including retainage, in relation to its performance of work.
The Company recognized a net increase in revenues of $142.8 million and $95.6 million for the three months ended March 31, 2025 and 2024, respectively, related to recognized deferred revenues that were included in Contract liabilities, net, as of December 31, 2024 and 2023, respectively.
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
As of March 31, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $2.73 billion and $2.46 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of March 31, 2025, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
Electrical & Mechanical	$2,089,722	$346,139
Transmission & Distribution	243,784	45,793
Total	$2,333,506	$391,932
Note 4 – Goodwill and Other Intangible Assets
Goodwill
The Company’s carrying amount of goodwill remained unchanged at $143.2 million as of both March 31, 2025 and December 31, 2024. The Company’s reporting units are Electrical & Mechanical, Transmission & Distribution, and Wagner Smith Equipment (“WSE”). WSE is within the Transmission & Distribution reportable segment. Goodwill also remained unchanged for each reportable segment as of both March 31, 2025 and December 31, 2024, with $115.9 million for Electrical & Mechanical and $27.3 million for Transmission & Distribution. No impairments of goodwill were recorded for the three months ended March 31, 2025 and 2024.
Other Intangible Assets, Net
Finite-lived intangible assets were as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Customer relationships	$6,990	$10,450
Less: accumulated amortization	(6,990)	(10,334)
Net customer relationships	—	116
Total	$—	$116
Amortization expense for finite-lived intangible assets was $0.1 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income. No impairments of finite-lived intangible assets were recorded for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, there was no future amortization expense remaining for finite-lived intangible assets.
Note 5 – Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified deferred compensation plan for the Company's executive officers and certain key management employees. The Company invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. Prior to the Separation, the Company was a participant in MDU Resources’ benefit and compensation plans. These investments, which totaled $6.4 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively, are included in Investments on the unaudited condensed consolidated balance sheets. The Company recognized net unrealized losses on these investments of $0.1 million for the three months ended March 31, 2025. The net unrealized gains on these investments were immaterial for the three months ended March 31, 2024. The change in fair value is classified in Other income on the unaudited condensed consolidated statements of income.
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
The estimated fair values of the Company’s Cash, cash equivalents and restricted cash, Receivables, Accounts payable and Other accrued liabilities approximate their carrying value due to the short-term maturities of these instruments.
The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair value of the assets and liabilities held by the Captive Cell approximated their fair value as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of March 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2025
	(In thousands)
Assets:
Insurance contracts	$—	$6,415	$—	$6,415
Total assets measured at fair value	$—	$6,415	$—	$6,415

	Fair Value Measurements as of December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
	(In thousands)
Assets:
Insurance contracts	$—	$4,766	$—	$4,766
Total assets measured at fair value	$—	$4,766	$—	$4,766
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company applies the provisions of ASC 820 to its nonrecurring, nonfinancial measurements of nonfinancial assets and liabilities, including long-lived asset impairments. These nonfinancial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. No long-lived asset impairments were recorded for the three months ended March 31, 2025 and 2024.

Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt as of March 31, 2025 and December 31, 2024, respectively, was not measured at fair value on the unaudited condensed consolidated balance sheets, but the corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 6 – Debt for additional information on the Company’s long-term debt.
The estimated fair values of the Company's Level 2 long-term debt were as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Carrying value	$296,250	$300,000
Fair value	$293,430	$298,559
Note 6 - Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of March 31, 2025 and December 31, 2024, respectively. In the event the Company does not comply with the applicable covenants and other conditions, it would be in default on its agreements, and alternative sources of funding may need to be pursued.
Long-Term Debt
Long-term debt outstanding was as follows as of:

	Weighted Average Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
	(percentage)	(In thousands)
Term loan due on October 31, 2029	6.55%	$296,250	$300,000
Less: unamortized debt issuance costs		(4,127)	(4,352)
Total long-term debt		292,123	295,648
Less: long-term debt - current portion		(15,000)	(15,000)
Long-term debt		$277,123	$280,648
Term Loan and Revolving Credit Facility
On October 31, 2024, the Company entered into a five-year senior secured credit agreement (“Credit Agreement”), which provides for a $300.0 million term loan (“Term Loan”) and a $225.0 million revolving credit facility (“Revolving Credit Facility”). Letters of credit are available under the Credit Agreement in an aggregate amount of up to $50.0 million.
As of March 31, 2025, there was no outstanding balance under the Revolving Credit Facility, but there were $15.6 million of outstanding standby letters of credit. As a result, the Company had a borrowing capacity of $209.4 million under the Revolving Credit Facility.
The Company incurred $4.4 million and $3.5 million of debt issuance costs for the Term Loan and Revolving Credit Facility, respectively. The costs associated with the Term Loan were capitalized and classified as a reduction to Long-term debt and the costs associated with the Revolving Credit Facility were capitalized and recorded to Other noncurrent assets. Each will be amortized to Interest expense, net over the term of the Credit Agreement.
The Company incurred $5.6 million of interest expense related to the Credit Agreement for the three months ended March 31, 2025, consisting of $5.0 million of interest on outstanding borrowings, $0.4 million of debt issuance costs amortization and $0.2 million of unused commitment fees. The Company did not incur any interest expense related to the Credit Agreement for the three months ended March 31, 2024, as the agreement had not yet commenced during this period. Refer to Note 14 – Related-Party Transactions for additional information on related-party interest expense pertaining to periods prior to the Separation.

The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions. The Company paid its required quarterly amortization payment of $3.8 million, along with $4.9 million of associated interest, during the three months ended March 31, 2025.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at an annual rate equal to (a) adjusted term SOFR, defined in a customary manner (“Term SOFR”) plus an applicable rate of 2.00% to 2.75%, based on the Company’s total net leverage ratio, or (b) the base rate (determined by reference to the highest of (x) the prime rate, (y) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in each case, plus 0.50%, and (z) the one-month adjusted Term SOFR rate plus 1.00% per annum, subject to customary floors (clauses (x) through (z), the “Base Rate”)) plus an applicable rate of 1.00% to 1.75%, based on the Company’s total net leverage ratio. Undrawn commitment fees under the Revolving Credit Facility range from 0.30% to 0.45% based on the Company’s consolidated total net leverage ratio.
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
Schedule of Debt Maturities
As of March 31, 2025, the long-term debt maturities schedule, excluding unamortized debt issuance costs, for the remainder of 2025 and the four years following December 31, 2025, aggregated as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$11,250	$15,000	$15,000	$15,000	$240,000	$296,250
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

The following table provides information on the Company's lease costs for operating leases:

	Three months ended March 31,
	2025	2024
	(In thousands)
Lease costs:
Operating lease cost	$8,558	$7,129
Variable lease cost	335	307
Short-term lease cost	23,686	18,858
Total lease costs	$32,579	$26,294
The following is summary information of lease terms and discount rates for operating leases as of:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.25 years	1.38 years
Weighted average discount rate (in percentages)	5.52%	5.50%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Three months ended March 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$8,574	$7,182
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,431	$7,969
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheets was as follows:

March 31, 2025
(In thousands)
Remainder of 2025	$24,087
2026	23,251
2027	14,369
2028	6,435
2029	3,036
Thereafter	725
Total	71,903
Less: discount	(3,668)
Total operating lease liabilities	$68,235
The Company entered into a $11.0 million operating lease that had not yet commenced as of March 31, 2025. The operating lease has a lease term of 7.3 years and will commence in July 2025.
Lessor Accounting
The Company leases certain equipment to third parties. These leases are considered short-term operating leases with terms of less than 12 months. The Company recognizes revenue from operating leases in Operating revenues in the unaudited condensed consolidated statements of income on a straight-line basis over the respective operating lease terms.
The Company recognized revenue from operating leases of $11.1 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company had $10.1 million and $11.3 million, respectively, of lease receivables in Receivables, net on the unaudited condensed consolidated balance sheets with a majority due within 12 months or less from the respective balance sheet dates.
The Company leases components of certain equipment to third parties under operating leases, which are included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, and were as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$59,889	$59,549
Less: accumulated depreciation	(30,394)	(29,687)
Property, plant and equipment, net	$29,495	$29,862
Note 8 – Earnings Per Share
Prior to the Separation, Everus Construction had 1,000 common shares issued and outstanding. On October 31, 2024, as part of the Distribution, 50,972,059 shares of Everus common stock were issued and outstanding. Basic and diluted earnings per share for periods prior to the Separation and Distribution have been retrospectively adjusted to incorporate the Everus shares outstanding on the Distribution date. For comparative purposes, and to provide meaningful insight into the weighted average common shares calculation, the Distribution date share count was assumed to be outstanding throughout periods prior to the Separation and Distribution in the calculation of basic weighted average common shares outstanding. In addition, for periods prior to the Separation and Distribution, it was assumed that there were no dilutive or anti-dilutive equity instruments as there were no Everus stock-based awards outstanding during those periods.
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
Basic and diluted earnings per share were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Net income	$36,672	$28,214

Weighted average common shares outstanding - basic	51,042	50,972
Effect of dilutive securities - share-based awards	49	—
Weighted average common shares outstanding - diluted	51,091	50,972

Earnings per share - basic	$0.72	$0.55
Earnings per share - diluted	$0.72	$0.55
For the three months ended March 31, 2025, there were no shares excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.
Note 9 – Stock-Based Compensation
The Company is currently authorized to issue 2.5 million restricted stock units (“RSUs”) and other stock-based awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of March 31, 2025, there were 2.3 million shares available for grant under the Everus LTIP. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.

Total stock-based compensation expense, including Company participants and non-employee directors, was $1.7 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, and was included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
Restricted Stock Units
During the three months ended March 31, 2025, the Company’s compensation committee granted 34,251 time-vesting RSUs to key employees under the Everus LTIP at a weighted average grant date fair value of $46.54. The time-vesting RSUs vest ratably in equal installments over three years, contingent on continued employment. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
During the three months ended March 31, 2025, 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested RSUs.
Performance Share Awards
During the three months ended March 31, 2025, the Company’s compensation committee granted 51,373 performance share awards at target under the Everus LTIP. These performance share awards are generally earned over a three-year vesting period and tied to specific financial and market metrics. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
Under the performance conditions for these performance share awards, participants can earn from 0% to 200% of the apportioned target grant of shares. The performance conditions are tied to specific financial metrics. The weighted average grant-date fair value per share for the performance shares applicable to these performance conditions issued in 2025 was $46.54.
Under the market condition for these performance share awards, participants can earn from 0% to 200% of the apportioned target grant of shares based on the Company’s total shareholder return relative to that of a selected peer group. The weighted average grant-date fair value per share for the performance shares applicable to the market condition issued in 2025 was $55.82, which was determined by a Monte Carlo simulation.
Note 10 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three months ended March 31, 2025, income tax expense was $13.6 million, resulting in an effective tax rate of 27.0%. The effective tax rate for the three months ended March 31, 2025 differed from the 2025 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses and non-deductible employee compensation.
For the three months ended March 31, 2024, income tax expense was $10.0 million, resulting in an effective tax rate of 26.1%. The effective tax rate for the three months ended March 31, 2024 differed from the 2024 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to market performance as well as meals and entertainment expenses.
The effective tax rate for the three months ended March 31, 2025 differed from the effective tax rate for the three months ended March 31, 2024 due to changes in the Company’s permanent book-tax differences between those periods, specifically increased permanent add-back for meals and entertainment expenses and non-deductible employee compensation.
Note 11 – Segment Information
The Company’s reportable segments are those that are based on the Company’s method of internal reporting and management of the business. The Company provides a full spectrum of construction services across most of the United States through two reportable, operating segments:
E&M: Contracting services for the construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services to customers in both the public and private sectors.

T&D: Contracting services for the construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacturing and distribution of overhead and underground transmission line construction equipment and tools.
The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s chief executive officer (“CEO”). The Company’s CEO evaluates each reportable segment’s performance, allocates resources and makes decisions based on segment operating income, which is the segment measure of profitability. The CODM uses segment operating income to analyze the results of each reportable segment individually and by comparing the results of the segments with each other. This comparison between segments helps drive decision-making regarding resource allocation and compensation of employees. Segment operating income is also considered when creating the annual budget plan, as well as the forecasting process, including the allocation of capital for uses such as capital expenditures.
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
Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:

Three months ended March 31, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$648,227	$185,015	$—	$833,242
Eliminations	(4,236)	(2,377)	—	(6,613)
Total segment operating revenues	643,991	182,638	—	826,629
Cost of sales	575,106	159,196	(166)	734,136
Gross profit	68,885	23,442	166	92,493
Selling, general and administrative expenses	24,616	8,971	7,922	41,509
Operating income	$44,269	$14,471	$(7,756)	50,984
Interest expense, net				4,694
Other income, net				567
Total consolidated income before income taxes and income from equity method investments				$46,857

Three months ended March 31, 2024	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$440,990	$188,504	$—	$629,494
Eliminations	(1,595)	(2,210)	—	(3,805)
Total segment operating revenues	439,395	186,294	—	625,689
Cost of sales	388,631	162,390	(49)	550,972
Gross profit	50,764	23,904	49	74,717
Selling, general and administrative expenses	20,811	9,713	5,309	35,833
Operating income	$29,953	$14,191	$(5,260)	38,884
Interest expense, net				2,726
Other income, net				918
Total consolidated income before income taxes and income from equity method investments				$37,076

Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

	Three months ended,
	March 31, 2025		March 31, 2024
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$1,482	$5,449	$1,571	$4,461
Interest expense, net	(1,823)	700	(73)	937
Income tax expense	13,267	3,442	8,288	3,377
Capital expenditures*	$9,319	$9,820	$1,519	$8,109
__________________
*Capital expenditures for the three months ended March 31, 2025 and 2024 include noncash transactions for capital expenditure-related Accounts payable.
Reconciliations of reportable segment assets to consolidated assets were as follows as of:

	March 31, 2025	December 31, 2024
	(In thousands)
E&M segment assets	$843,318	$764,470
T&D segment assets	409,223	410,887
Total reportable segment assets	1,252,541	1,175,357
Other assets	136,967	161,016
Elimination of intercompany receivables	(33,661)	(47,910)
Total consolidated assets	$1,355,847	$1,288,463
For more information about the disaggregation of the Company’s revenue by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.
Revenue from a single customer accounted for approximately 13% of total operating revenues for the three months ended March 31, 2025, which was included in the E&M segment. No single customer accounted for more than 10% of total operating revenues for the three months ended March 31, 2024.
At a segment level, revenue from two E&M customers that individually accounted for approximately 17% and 11% of total E&M segment revenues, respectively, for the three months ended March 31, 2025. No single E&M customer accounted for more than 10% of total E&M segment revenues for the three months ended March 31, 2024.
As for T&D, revenue from two T&D customers that individually accounted for approximately 18% and 10% of total T&D segment revenues, respectively, for the three months ended March 31, 2025. A single T&D customer accounted for approximately 22% of total T&D segment revenues for the three months ended March 31, 2024.
Trade receivables from a single customer accounted for approximately 16% of total trade receivables as of March 31, 2025, which was included in the E&M segment. No single customer accounted for more than 10% of total trade receivables as of December 31, 2024.
At a segment level, trade receivables from two E&M customers that individually accounted for approximately 20% and 11% of total E&M segment trade receivables, respectively, as of March 31, 2025. Trade receivables from a single customer accounted for approximately 10% of total E&M segment trade receivables as of December 31, 2024.
As for T&D, trade receivables from a single customer accounted for approximately 14% of total T&D segment trade receivables as of March 31, 2025. No single T&D customer accounted for more than 10% of total E&M segment trade receivables as of December 31, 2024.
Note 12 – Employee Benefit Plans
Nonqualified Deferred Compensation Plans
In 2012, MDU Resources established a nonqualified deferred compensation plan (the “MDU Resources 2012 plan”) for certain key management employees, including certain employees of the Company. In 2020, the MDU Resources 2012 plan was frozen to new participants and no new Company contributions were made to the MDU Resources 2012 plan after December 31, 2020. Vesting for participants not fully vested was retained. To replace the MDU Resources 2012 plan, a new nonqualified deferred compensation plan was adopted in 2020 by MDU Resources, effective January 1, 2021 (the “MDU Resources 2020 plan”).
In connection with the Separation, the Company adopted its own nonqualified deferred compensation plan, effective October 31, 2024, in which eligible employees of the Company may participate. Previous Company employee liability balances related to the MDU Resources 2020 plan were transferred to the Company. The MDU Resources 2012 plan associated liability balances were assumed by MDU Resources.
Expenses incurred by the Company under these plans were $1.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
Note 13 – Commitments and Contingencies
The Company is a party to claims and lawsuits arising out of its business, including that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage; personal injury; securities litigation; and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for loss contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.
Litigation
As of March 31, 2025 and December 31, 2024, the Company accrued for litigation-related contingent liabilities that have not been discounted of $5.5 million and $4.5 million, respectively, which were included in Other accrued liabilities on the unaudited condensed consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carrier, any amounts due related to the litigation will be paid directly by the Company’s insurance carrier. As a result, the Company had net loss contingency liabilities, after insurance claim receivables, of $0.5 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively, reflecting the amounts that the Company would be responsible for resulting from litigation.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of March 31, 2025 and December 31, 2024, the potential maximum payment amounts the Company would be required to make under the outstanding surety bonds were approximately $758.8 million and $717.0 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. The job performance guarantees are related to contracts for contracting services. As of March 31, 2025 and December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $616.2 million and $542.7 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $101.1 million for the remainder of 2025, $472.8 million in 2026, $24.7 million in 2027, $17.2 million in 2028, and $0.4 million in 2029. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition to the above guarantees, there were $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of both March 31, 2025 and December 31, 2024. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our Revolving Credit Facility, refer to Note 6 – Debt.
In addition, the Company has issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, the Company would be required to make payments to satisfy these guarantees. The Company had an immaterial amount of outstanding guarantees reflected on the unaudited condensed consolidated balance sheets in Operating lease right-of-use assets, Current portion of operating lease liabilities and/or Operating lease liabilities as of March 31, 2025 and December 31, 2024.
Note 14 – Related-Party Transactions
Allocation of Corporate Expenses
Prior to the Separation, Centennial and MDU Resources allocated expenses for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The Company was allocated $14.8 million for the three months ended March 31, 2024 for these corporate services. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on the basis of percent of total capital invested, the percent of total average cash management program borrowings with MDU Resources, the percent of total average commercial paper borrowings with Centennial or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Some of the utilization factors considered include the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
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
Transition Services Agreement
On October 31, 2024, as part of the Separation, the Company and MDU Resources entered into a transition services agreement whereby the Company and MDU Resources provide certain transition services to each other. The transition services agreement outlines services that are provided between parties related to tax, legal, treasury, human resources, information technology, risk management and other general and administrative functions. For the three months ended March 31, 2025, the Company paid $1.8 million related to services from MDU Resources, which was reflected in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. For the three months ended March 31, 2025, the Company received an immaterial amount for its services to MDU Resources, which was reflected in Other income, net on the unaudited condensed consolidated statements of income. The majority of the transition services are expected to be completed over a period of 20 months, but no longer than two years, after the Separation.
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
The Company was allocated interest based on borrowings from or lending to the cash management and financing program as well as the funding related to these agreements as described above. The related-party interest expense associated with the Company’s participation in the cash management and financing program was $2.8 million for the three months ended March 31, 2024.

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
Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in the following and elsewhere in this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Refer to the section titled “Item 1A. Risk Factors” included in our 2024 Annual Report on Form 10-K (“2024 Annual Report”) for more information concerning our risk factors. References to the “Company,” “Everus,” “we,” “us,” and “our” refer to Everus Construction Group, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical facts, including, without limitation, statements regarding plans, trends, objectives, goals, business strategies, market potential, future financial performance and other matters are considered forward-looking statements. The words “believe,” “expect,” “estimate,” “could,” “should,” “would,” “intend,” “may,” “plan,” “predict,” “seek,” “anticipate,” “project” and similar expressions generally identify forward-looking statements, which speak only as of the date the statements were made. In particular, information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report contains forward-looking statements.
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions as of the date they are made, we can give no assurance that the expectation will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under “Item 1A. Risk Factors” in our 2024 Annual Report.
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
Overview
We are a leading construction solutions provider offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, utility, transportation and other customers. We operate throughout most of the United States through two reportable, operating segments:
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

We focus on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth we have experienced in recent years is due in part to the project awards in the end markets and submarkets served and the ability to support national customers in most of the regions in which we operate. Our strong presence in the Western, Midwestern and Eastern regions of the United States has driven opportunities in data centers, high-tech, hospitality and utilities, while customer expansion nationwide continues to extend our reach through partnerships through our 15 wholly-owned operating companies. At Everus, people are our core, and we prioritize integrity, safety and growth through comprehensive training, hands-on development, safety compliance metrics and strong union partnerships to instill a safety-first culture and ethical leadership across all levels.
Economic and Industry Factors Impacting Our Business
We have experienced increased insurance costs and anticipate continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for wildfire risks. We experienced these aforementioned impacts with coverage for our insurance lines on a standalone basis following the Separation. However, we are formulating strategies to minimize these costs and/or ensuring these costs are built into our bidding opportunities going forward.
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
•Seasonality. Activity in certain areas is seasonal due to the effects of weather, which can impact safety and efficiency of operations but could also lead to demand for our services.
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

We continued to have bidding opportunities in the specialty contracting markets we have operated in during 2025, as evidenced by our backlog. We saw continued strong project opportunities across our diverse service offerings, particularly for data center, hospitality, undergrounding and high-tech work. With our successful track record of executing on complex projects, our long-term customer relationships, safe and skilled workforce, quality of service and effective cost management, we remain well-positioned to benefit from favorable demand drivers, including high-tech reshoring, data center construction and utility infrastructure investments, giving us the opportunity to continue securing and executing profitable projects in the future.
The Separation and Distribution
On November 2, 2023, MDU Resources Group, Inc. (“MDU Resources”) announced its intention to pursue a tax-free spinoff of Everus Construction, Inc. (formerly known as MDU Construction Services Group, Inc.) (“Everus Construction”) from MDU Resources (the “Separation”). Prior to the Separation, Everus Construction was the construction services segment of MDU Resources and operated as a wholly owned subsidiary of CEHI, LLC (“Centennial”), which is a wholly owned subsidiary of MDU Resources. In anticipation of the Separation, MDU Resources formed a new wholly owned subsidiary, Everus Construction Group, Inc., that became the new parent company of Everus Construction.
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
The Separation and Distribution was completed pursuant to a separation and distribution agreement and other agreements with MDU Resources, including, but not limited to, a transition services agreement, a tax matters agreement and an employee matters agreement. Refer to Note 14 – Related-Party Transactions in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for additional information on the transition services agreement. We have incurred costs related to becoming an independent public entity and expect additional ongoing expenses related to continued operations as such.
For a complete discussion of the associated risks and uncertainties associated with the Separation and Distribution, see “Risk Factors—Separation and Distribution Risks” in our 2024 Annual Report.
Basis of Presentation
Prior to the Separation, Everus Construction historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a standalone company. For periods prior to the Separation, financial information included in the accompanying unaudited condensed consolidated financial statements and related footnotes of this Quarterly Report were prepared on a “carve-out” basis in connection with the Separation and were derived from the unaudited condensed consolidated financial statements of MDU Resources as if we operated on a standalone basis during the periods presented. However, the financial information included in unaudited condensed consolidated financial statements and related footnotes for periods prior to the Separation do not necessarily reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, publicly traded company and may not be indicative of our future performance. For additional information related to our basis of presentation, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Prior to the Separation, we historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. We had related-party agreements in place with Centennial for the financing of our capital needs, which were reflected as Related-party notes payable on the unaudited condensed consolidated balance sheets for periods prior to the Separation. Interest expense, net in the unaudited condensed consolidated statements of income reflected the allocation of interest on borrowing and funding associated with the related-party agreements for periods prior to the Separation. Refer to Note 14 – Related-Party Transactions in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for additional information. Following the Separation, we rely on our own credit and financing arrangements and incur interest expense associated with those arrangements. For additional information related to our current credit and financing arrangements, refer to Note 6 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Cash-settled related-party transactions between Everus, MDU Resources, Centennial, and other MDU Resources subsidiaries were included in the unaudited condensed consolidated financial statements for periods prior to the Separation. For additional information regarding the agreements between us, MDU Resources and Centennial, refer to the “Certain Relationships and Related Person Transactions, and Director Independence” section in our 2024 Annual Report.
All intercompany balances and transactions between the businesses comprising Everus have been eliminated in the accompanying unaudited condensed consolidated financial statements.
Consolidated Results of Operations For the Three Months Ended March 31, 2025 and 2024
The following table sets forth our consolidated selected statements of income data, as well as the percentage change from the prior comparative interim period.

	Three months ended March 31,
	2025	2024	% change
	(In millions, except percentages)
Operating revenues	$826.6	$625.7	32.1%
Cost of sales	734.1	551.0	33.2
Gross profit	92.5	74.7	23.8
Selling, general and administrative expenses	41.5	35.8	15.9
Operating income	51.0	38.9	31.1
Interest expense, net	4.7	2.7	74.1
Other income, net	0.6	0.9	(33.3)
Income before income taxes and income from equity method investments	46.9	37.1	26.4
Income taxes	13.6	10.0	36.0
Income from equity method investments	3.4	1.1	NM
Net income	$36.7	$28.2	30.1%
__________________
*NM - Not Meaningful
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Operating Revenues
Operating revenues for the three months ended March 31, 2025, were $826.6 million, an increase of $200.9 million, or 32.1%, from $625.7 million for the three months ended March 31, 2024. E&M revenues grew $207.2 million, or 47.0%, partially offset by a decline in T&D revenues of $3.5 million, or 1.9%.
E&M revenues increased $207.2 million, or 47.0%, as a result of growth across all E&M end markets.
•Commercial revenues rose with higher data center and hospitality submarket activity due to increased workloads, partially offset by reduced project activity in the general commercial submarket.
•Institutional revenues increased from higher workloads in the government and education submarkets.
•Renewables had higher revenues within the generation submarket due to increased demand and timing of projects.
•Industrial experienced higher workloads in the manufacturing and oil & gas submarkets, partially offset by reduced project activity in the high-tech submarket.
•Service & other had modest revenue increases due to increased repair and maintenance demand.

T&D revenues decreased $3.5 million, or 1.9%, due to lower utility end-market revenues, partially offset by higher transportation end-market revenues.
•Utility revenues decreased from lower workloads due to weather-related impacts and timing of project availability in the storm, distribution, transmission and substation submarkets, partially offset by increased project activity across the underground and construction submarkets.
•Transportation had higher revenues due to higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
Cost of Sales
Cost of sales for the three months ended March 31, 2025, was $734.1 million, an increase of $183.1 million, or 33.2%, from $551.0 million for the three months ended March 31, 2024. This increase primarily related to higher operating costs from increased E&M workloads and changes in project mix, partially offset by lower T&D operating costs from reduced workloads. Labor, material, and subcontractor costs increased $100.5 million, $40.6 million and $33.2 million, respectively, along with higher other job expenses of $8.8 million.
Gross Profit
Gross profit for the three months ended March 31, 2025, was $92.5 million, an increase of $17.8 million, or 23.8%, from $74.7 million for the three months ended March 31, 2024. The increase was primarily driven by higher revenues due to project timing and efficiency gains on certain projects, partially offset by higher operating costs and lower gross profit margin from changes in project mix. Gross profit margin was 11.2% for the three months ended March 31, 2025, compared to 11.9% for the three months ended March 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2025, were $41.5 million, an increase of $5.7 million, or 15.9%, from $35.8 million for the three months ended March 31, 2024. The increase was driven primarily by higher labor and professional service-related expenses of $4.8 million and $1.9 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, and higher general expenses of $0.3 million, including higher corporate overhead expenses. Partially offsetting these increases was lower provision for expected credit losses of $1.3 million.
Operating Income
Operating income for the three months ended March 31, 2025 was $51.0 million, an increase of $12.1 million, or 31.1%, from $38.9 million for the three months ended March 31, 2024. The increase was primarily driven by increased gross profit, partially offset by increased selling, general and administrative expenses, both of which are discussed above. Operating income, as a percentage of revenues, was 6.2% for the three months ended March 31, 2025, consistent with the three months ended March 31, 2024.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2025, was $4.7 million, an increase of $2.0 million, or 74.1%, from $2.7 million for the three months ended March 31, 2024. The increase primarily related to average higher debt balances under the Term Loan (as defined below) during the three months ended March 31, 2025, compared to the average debt balances from the related-party cash management program for working capital needs during the three months ended March 31, 2024. For the three months ended March 31, 2025, we earned $0.9 million in interest income from our daily cash sweep program, partially offsetting the increase in interest expense.
Other Income, Net
Other income, net for the three months ended March 31, 2025, was $0.6 million, a decrease of $0.3 million, or 33.3%, from $0.9 million for the three months ended March 31, 2024. The decrease primarily related to reduced miscellaneous income activity compared to the prior-year period, including lower rebates and bank fees.

Income Taxes
Income taxes for the three months ended March 31, 2025, were $13.6 million, an increase of $3.6 million, or 36.0%, from $10.0 million for the three months ended March 31, 2024, reflecting higher income before taxes for the period. The effective tax rate was 27.0% for the three months ended March 31, 2025, compared to 26.1% for the three months ended March 31, 2024.
Income from Equity Method Investments
Income from equity method investments for the three months ended March 31, 2025, was $3.4 million, an increase of $2.3 million from $1.1 million for the three months ended March 31, 2024. The increase primarily related to increased progress on joint venture activity.
Net Income
Net income for the three months ended March 31, 2025, was $36.7 million, an increase of $8.5 million, or 30.1%, from $28.2 million for the three months ended March 31, 2024. The increase was primarily from increased gross profit and higher income from joint ventures, partially offset by higher selling, general and administrative expenses and interest expense related to our borrowing arrangements. Net income margin was 4.4% for the three months ended March 31, 2025, compared to 4.5% for the three months ended March 31, 2024.
Segment Results of Operations For the Three Months Ended March 31, 2025 and 2024
We report our results under two reportable, operating segments: E&M and T&D. The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended March 31,
	2025	2024	% Change
	(In millions, except percentages)
Operating revenues:
Electrical & Mechanical	$648.2	$441.0	47.0%
Transmission & Distribution	185.0	188.5	(1.9)
Eliminations	(6.6)	(3.8)	73.7
Consolidated revenues	$826.6	$625.7	32.1%

Operating income:
Electrical & Mechanical	$44.3	$30.0	47.7%
Transmission & Distribution	14.5	14.2	2.1
Corporate and Other	(7.8)	(5.3)	(47.2)
Consolidated operating income	$51.0	$38.9	31.1%
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Operating Revenues
E&M segment revenues for the three months ended March 31, 2025, were $648.2 million, an increase of $207.2 million, or 47.0%, from $441.0 million for the three months ended March 31, 2024. The increase primarily related to growth across all E&M end markets.
•Commercial revenues rose $172.4 million with higher data center and hospitality submarket activity due to increased workloads, partially offset by reduced project activity in the general commercial submarket.
•Institutional revenues increased $19.6 million from higher workloads in the government and education submarkets.
•Renewables revenues grew $8.3 million due to increased demand within the generation submarket and timing of projects.
•Industrial revenues increased $6.3 million with higher workloads in the manufacturing and oil & gas submarkets, partially offset by reduced project activity in the high-tech submarket.

•Service & other had modest revenue increases of $0.6 million due to increased repair and maintenance demand.
T&D segment revenues for the three months ended March 31, 2025, were $185.0 million, a decrease of $3.5 million, or 1.9%, from $188.5 million for the three months ended March 31, 2024. The decrease primarily related to lower utility end-market revenues, partially offset by higher transportation end-market revenues.
•Utility revenues decreased $6.0 million from lower workloads due to weather-related impacts and timing of project availability in the storm, distribution, transmission and substation submarkets, partially offset by increased project activity across the underground and construction submarkets.
•Transportation revenues increased $2.5 million due to higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
Operating Income
E&M segment operating income for the three months ended March 31, 2025, was $44.3 million, an increase of $14.3 million, or 47.7%, from $30.0 million for the three months ended March 31, 2024. The increase was primarily driven by higher gross profit across all E&M end markets, particularly industrial and commercial, due to timing of projects and efficiency gains on certain projects. However, E&M gross profit percentage decreased due to changes in project mix. Operating income was also impacted by higher selling, general and administrative expenses, including cost increases for labor of $3.5 million, professional-related services of $1.1 million and general expenses of $0.4 million, partially offset by lower provision for expected credit losses of $1.2 million. Operating income, as a percentage of revenues, for our E&M segment was 6.8% for the three months ended March 31, 2025, consistent with the three months ended March 31, 2024.
Operating income in the T&D segment for the three months ended March 31, 2025, was $14.5 million, an increase of $0.3 million, or 2.1%, from $14.2 million for the three months ended March 31, 2024. The increase was the result of efficient project execution despite lower revenues, due in part to weather-related impacts, and lower selling, general and administrative expenses, including lower labor costs of $0.6 million, professional-related services of $0.2 million and provision for expected credit losses of $0.1 million, partially offset by higher general expenses of $0.2 million. Operating income, as a percentage of revenues, for our T&D segment increased to 7.8% for the three months ended March 31, 2025, compared to 7.5% for the three months ended March 31, 2024.
The increase in corporate and other costs during the three months ended March 31, 2025 was primarily due to higher labor and professional service-related expenses of $1.9 million and $1.0 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, partially offset by lower general expenses of $0.4 million. Lower general expenses were primarily due to lower office and charitable contribution expenses, partially offset by higher corporate overhead and rent expenses.
Backlog
Backlog is a common measurement in the construction services industry. Our determination of backlog can include projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms, and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Contracts are subject to delays, defaults or cancellations; changes in scope of services to be provided; and adjustments to costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. For the periods presented in the backlog table below, we did not experience any material impacts related to delays or cancellations of planned projects that were included in backlog. The timing of contract awards, including contracts awarded pursuant to Master Service Agreements, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period, and backlog as of the end of the period may not be indicative of the revenue or net income expected to be realized within the next 12 months. Backlog should not be relied upon as a standalone indicator of future results. Factors noted in “Item 1A. Risk Factors” included in our 2024 Annual Report could cause revenues to be realized in periods and at levels that are different from originally projected.

Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following March 31, 2025:

	Amounts estimated to be recognized within 12 months	March 31, 2025	December 31, 2024	March 31, 2024
	(In millions)
Electrical & Mechanical	$2,260.8	$2,704.4	$2,507.0	$1,848.3
Transmission & Distribution	285.9	353.1	273.6	327.1
Total	$2,546.7	$3,057.5	$2,780.6	$2,175.4
Changes in backlog from period to period are primarily the result of fluctuations in the timing of contract awards and timing of revenue recognition of contracts.
The increase in E&M backlog from March 31, 2025, compared to December 31, 2024, primarily reflected additional project growth in the commercial and industrial end markets, partially offset by project declines in the institutional and renewables end markets during the period.
The increase in E&M backlog from March 31, 2025, compared to March 31, 2024, primarily reflected additional project growth in the commercial, industrial, institutional and renewables end markets, partially offset by project declines in the service & other end market during the period.
The increase in T&D backlog from March 31, 2025, compared to December 31, 2024, primarily reflected additional utility end-market projects during the period.
The increase in T&D backlog from March 31, 2025, compared to March 31, 2024, primarily reflected additional utility and transportation end-market projects during the period.
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
EBITDA and EBITDA Margin
We utilize EBITDA and EBITDA margin to consistently assess our operating performance and as a basis for strategic planning and forecasting, since we believe that EBITDA closely correlates to long-term enterprise value. We believe that measuring performance on an EBITDA basis is useful to investors, because it enables a more consistent evaluation of our operational performance period to period. We also believe these non-GAAP financial measures, in addition to the corresponding GAAP measures of net income and net income margin, are useful to investors to provide meaningful information about operational efficiency by excluding the impacts of differences in tax jurisdictions and structures, debt levels and capital investment. Investors also may use EBITDA to calculate leverage as a multiple of EBITDA. We use EBITDA and EBITDA margin, in addition to GAAP metrics, to evaluate our operating results, calculate compensation packages and determine leverage as a multiple of EBITDA to establish the appropriate funding of operations.
EBITDA is calculated by adding back interest expense, net of interest income, income taxes, and depreciation and amortization to net income. EBITDA margin is calculated by dividing EBITDA by operating revenues.

The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended March 31,
	2025	2024
	(In millions, except percentages)
Net income	$36.7	$28.2
Interest expense, net	4.7	2.7
Income taxes	13.6	10.0
Depreciation and amortization	6.8	6.0
EBITDA	$61.8	$46.9

Operating revenues	$826.6	$625.7
Net income margin	4.4%	4.5%
EBITDA margin	7.5%	7.5%
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
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.
The following table reconciles cash provided by operating activities to free cash flow.

	Three months ended March 31,
	2025	2024
	(In millions)
Net cash used in investing activities	$(14.8)	$(6.4)
Net cash used in financing activities	$(4.3)	$(16.5)

Net cash provided by operating activities	$7.1	$21.8
Purchases of property, plant and equipment	(18.5)	(9.2)
Cash proceeds from sale of property, plant and equipment	3.3	2.8
Free cash flow	$(8.1)	$15.4
Liquidity and Capital Resources
As of March 31, 2025 and December 31, 2024, we had $74.0 million and $86.0 million of cash, cash equivalents and restricted cash, respectively, including $19.7 million and $16.1 million, respectively, of restricted cash held by the Captive Cell.
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

On October 31, 2024, we entered into a five-year senior secured credit agreement (“the Credit Agreement”), whereby we have the capacity to incur indebtedness of up to $525.0 million, consisting of a $300.0 million term loan (“Term Loan”), in aggregate principal amount, and a $225.0 million revolving credit facility (“Revolving Credit Facility”). Letters of credit are available under the Credit Agreement in an aggregate amount of up to $50.0 million.
The Term Loan and the Revolving Credit Facility both bear interest at an annual rate equal to adjusted term Secured Overnight Financing Rate, defined in a customary manner (“Term SOFR”) plus an applicable rate.
The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated total net leverage ratio of 3.00:1.00 and a minimum interest coverage ratio of 3.00:1.00, in each case, measured as of the last day of each fiscal quarter. The consolidated total net leverage ratio may be increased at our option to 3.50:1.00 in connection with certain qualifying material acquisitions. The covenants also include restrictions on the sale of certain assets, loans and investments.
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. We repaid our required quarterly amortization payment of $3.8 million under the Term Loan during the three months ended March 31, 2025.
As of March 31, 2025, we had $296.2 million outstanding under the Term Loan and $209.4 million of available capacity under the Revolving Credit Facility, net of $15.6 million of outstanding standby letters of credit.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of March 31, 2025. In the event we do not comply with the applicable covenants and other conditions, we would be in default on our agreements, and alternative sources of funding may need to be pursued. For additional information on our debt arrangements, refer to Note 6 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Working Capital
Working capital, defined as current assets minus current liabilities, was $425.0 million and $403.9 million as of March 31, 2025 and December 31, 2024, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of March 31, 2025, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the three months ended March 31, 2025, were $18.5 million, or $15.2 million net of proceeds from asset disposals, compared to $9.2 million, or $6.4 million net of proceeds from asset disposals, for the three months ended March 31, 2024. Capital expenditures were primarily used for vehicle, equipment and building investments to support the growth of our business. For the three months ended March 31, 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements. Whereas, for the three months ended March 31, 2024, capital expenditures were funded by internal sources and related-party borrowings from MDU Resources and Centennial.
We expect capital expenditures and commitments for equipment purchase, lease and rental arrangements to be necessary for the foreseeable future in order to meet anticipated demand for our services. We still expect gross capital expenditures for full-year 2025 to be in the range of $65.0 million to $70.0 million. Actual capital expenditures may increase or decrease depending upon business activity levels, as well as ongoing assessments of equipment leasing versus purchasing decisions based on short- and long-term equipment requirements. We continuously monitor our capital expenditures for project delays and changes in economic viability and adjust as necessary. We anticipate that the combination of cash on hand, cash flows from operations, credit facilities and issuances of debt and equity securities, if necessary, will provide sufficient funding to enable us to meet the need of future capital expenditures.
We also continue to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to our capital program; however, they are dependent on the availability of opportunities and, as a result, capital expenditures may vary significantly from the estimated range provided.

Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

Three months ended March 31,	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$7.1	$21.9
Investing activities	(14.8)	(6.4)
Financing activities	(4.3)	(16.5)
Decrease in cash, cash equivalents and restricted cash	(12.0)	(1.0)
Cash, cash equivalents and restricted cash - beginning of period	86.0	1.6
Cash, cash equivalents and restricted cash - end of period	$74.0	$0.6
Operating Activities
Cash provided by operating activities totaled $7.1 million for the three months ended March 31, 2025, compared to $21.9 million for the three months ended March 31, 2024, a decrease of $14.8 million. The decrease in cash provided by operating activities was the result higher working capital needs, which resulted in a use of cash of $33.6 million for the three months ended March 31, 2025, compared to a use of cash of $13.9 million for the three months ended March 31, 2024. The higher working capital changes were primarily related decreases in cash from changes in contract assets and contract liabilities, net of $56.0 million and $20.9 million, respectively, partially offset by increases in cash from changes in accounts payable, accounts receivable and other current liabilities of $41.3 million, $13.8 million and $8.0 million, respectively.
Investing Activities
Cash used in investing activities totaled $14.8 million for the three months ended March 31, 2025, compared to $6.4 million for the three months ended March 31, 2024, an increase of $8.4 million in cash used in investing. The increase in cash used in investing activities was primarily due to higher capital expenditures of $9.3 million, partially offset by higher proceeds from the sale of property of $0.5 million.
Financing Activities
Cash used in financing activities totaled $4.3 million for the three months ended March 31, 2025, compared to $16.5 million for the three months ended March 31, 2024, a decrease of $12.1 million in cash used in financing. The decrease in cash used in financing activities was primarily the result of cash outflows of $11.8 million for transfers to Centennial and net cash outflows of $4.7 million from the related-party cash management program during the three months ended March 31, 2024. Partially offsetting the decreases in cash used in financing activities was the $3.8 million repayment of long-term debt under our Term Loan and $0.8 million for tax withholding on stock-based compensation during the three months ended March 31, 2025.
Material Cash Requirements
There were no material changes in our contractual obligations from those reported in our 2024 Annual Report. For more information on our contractual obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our 2024 Annual Report.
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
As of March 31, 2025 and December 31, 2024, we had approximately $2.07 billion and $2.05 billion, respectively, in surety bonds outstanding for projects. As of March 31, 2025 and December 31, 2024, $1.73 billion and $1.75 billion of bonding was posted for E&M, respectively, and $332.2 million and $296.3 million of bonding was posted for T&D, respectively. In addition, approximately $8.2 million of bonding was posted for Corporate and other as of both March 31, 2025 and December 31, 2024. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the potential maximum payment amounts we would be required to make under the outstanding surety bonds were approximately $758.8 million and $717.0 million, respectively.
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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of March 31, 2025 and December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $616.2 million and $542.7 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our under our Revolving Credit Facility as of both March 31, 2025 and December 31, 2024. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
Furthermore, we have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified and these guarantees have no scheduled maturity date. These purchase commitments were not reflected on the unaudited condensed consolidated balance sheets and are not expected to impact future liquidity as amounts are anticipated to be included in customer billings. In the event we default under these obligations, we would be required to make payments to satisfy these guarantees.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein. For more information on the circumstances regarding our guarantees and off-balance sheet arrangements, refer to Note 13 – Commitments and Contingencies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Critical Accounting Estimates
There have been no material changes in our critical accounting estimates from those that were previously reported in our 2024 Annual Report. For further information regarding our critical accounting estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, commodity price risk and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below. For more information on our risk factors, including market risk factors, that could be materially harmful to our business, prospects, financial condition and/or financial results if they occur, please refer to “Item 1A. Risk Factors” in our 2024 Annual Report.
Interest Rate Risk
The primary objective of our investment activities is to maintain cash reserves to meet captive insurance obligations, employee compensation and benefit obligations, and contractual obligations. A mismatch between the duration of liabilities and the duration of investments could expose us to interest rate risk. If interest rates fluctuate, the value of assets may not adequately cover liabilities. And if our investments mature during a period of lower interest rates, we may face reinvestment risk and potentially earn less income on reinvested funds. We will continue to evaluate our investments in order to ensure that we continue to meet our overall objectives. We have a captive insurance arrangement in order to manage our casualty and operational risk.
We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. As of March 31, 2025, we had $296.2 million outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. Outstanding amounts, if any, for the Term Loan and Revolving Credit Facility both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk. As of March 31, 2025, the interest rate was 6.55% for the Term Loan. Therefore, a 1% increase to the variable interest rate would have increased the rate to 7.55% and increased our interest expense by approximately $2.9 million based on the expected balances outstanding for the Term Loan over the next 12 months as of March 31, 2025. Going forward, the level of our interest rate risk will depend on our utilization of the Revolving Credit Facility and the outstanding debt amount under the Term Loan and will be sensitive to changes in the general level of interest rates.
Commodity Price and Inflation Risk
Our operations are affected by fluctuations in commodity prices whether caused by inflation, imposed and proposed tariffs, or other economic factors. These fluctuations in commodity prices generally affect us by increasing transportation and construction costs due to higher fuel or material and/or supply prices including, but not limited to, prices for copper, aluminum, steel, electrical components and certain plastics.
In addition, the cost of labor may increase due to similar factors mentioned above, such as inflation or other economic factors. While we do not believe that these factors have had a material effect on our business, financial condition, or financial results for the periods included in our unaudited condensed consolidated financial statements, we continue to monitor the impact of such factors in order to minimize their effects through our pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant economic and/or inflationary pressures, we may be unable to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and financial results.

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
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2025, there were no material changes to the Company's legal proceedings that were previously disclosed in the Company’s 2024 Annual Report.
Securities Class Action
On April 4, 2025, a putative class action lawsuit titled Scofield v. Everus Construction Group, Inc., et al, Case No. 1:25-cv-02835, was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers. The complaint was filed on behalf of a purported class consisting of all purchasers or acquirors of the Company’s common stock between October 31, 2024, and February 11, 2025, including investors who held MDU Resources common stock as of October 21, 2024, and acquired the Company’s common stock in connection with the Separation. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, based on allegedly false and misleading statements related to the Company’s backlog conversion cycle and its impact on the Company’s business, operations, and prospects. The complaint seeks unspecified damages, an award of costs and expenses, and other unspecified relief. The Company and its officers intend to defend vigorously this action in all respects. The Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential loss, if any, from this action at this time.
Item 1A. Risk Factors
As of March 31, 2025, there were no material changes to the Company's risk factors that were previously disclosed in the Company’s 2024 Annual Report. Please refer to the Company's risk factors that were provided within the Company’s 2024 Annual Report that could be materially harmful to the Company's business, prospects, financial condition and/or financial results if they occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
10.1	Form of Everus Construction Group, Inc. Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan	X
10.2	Form of Everus Construction Group, Inc. Performance Share Award Agreement (Relative Performance) under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan	X
10.3	Form of Everus Construction Group, Inc. Performance Share Award Agreement (Financial Metric) under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everus Construction Group, Inc.

Dated:	May 14, 2025	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)