Form 10-Q
period 2025-06-30
Everus Construction Group, Inc.
filed 2025-08-13
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission File Number: 001-42276
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2025: 51,006,575 shares.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Operating revenues	$921,466	$703,373	$1,748,095	$1,329,062
Cost of sales	801,597	614,796	1,535,733	1,165,768
Gross profit	119,869	88,577	212,362	163,294
Selling, general and administrative expenses	47,362	37,268	88,871	73,101
Operating income	72,507	51,309	123,491	90,193
Interest expense, net	4,813	3,246	9,507	5,972
Other income, net	1,908	1,694	2,475	2,612
Income before income taxes and income from equity method investments	69,602	49,757	116,459	86,833
Income taxes	19,408	13,634	32,981	23,611
Income from equity method investments	2,649	2,849	6,037	3,964
Net income	$52,843	$38,972	$89,515	$67,186

Earnings per share:
Basic	$1.04	$0.76	$1.75	$1.32
Diluted	$1.03	$0.76	$1.75	$1.32
Weighted average common shares outstanding:
Basic	51,041	50,972	51,042	50,972
Diluted	51,094	50,972	51,092	50,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$52,843	$38,972	$89,515	$67,186
Comprehensive income attributable to common stockholders	$52,843	$38,972	$89,515	$67,186
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$84,708	$86,012
Receivables, net of allowances of $3,006 and $7,097, respectively	682,951	590,028
Contract assets	244,502	167,049
Inventories	48,052	43,750
Prepayments and other current assets	28,813	30,390
Total current assets	1,089,026	917,229
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $165,888 and $157,278, respectively	150,545	134,409
Goodwill	143,224	143,224
Operating lease right-of-use assets	73,606	67,045
Investments	20,375	21,286
Other	4,601	5,270
Total noncurrent assets	392,351	371,234
Total assets	$1,481,377	$1,288,463
Liabilities and Stockholders’ Equity
Current liabilities:
Long-term debt - current portion	$15,000	$15,000
Contract liabilities, net	230,354	207,304
Accounts payable	199,091	138,097
Taxes payable	10,281	6,768
Accrued compensation	74,040	67,815
Current portion of operating lease liabilities	28,909	26,354
Accrued payroll-related liabilities	44,678	38,995
Other accrued liabilities	11,961	13,037
Total current liabilities	614,314	513,370
Noncurrent liabilities:
Long-term debt	273,599	280,648
Deferred income taxes	10,834	8,161
Operating lease liabilities	45,500	41,200
Other	22,721	22,472
Total noncurrent liabilities	352,654	352,481
Total liabilities	$966,968	$865,851
Commitments and contingencies
Common stockholders’ equity:
Common stock, 300,000,000 shares authorized, $0.01 par value, 51,006,575 and 50,980,924 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$510	$510
Other paid-in capital	140,412	138,130
Retained earnings	373,487	283,972
Total stockholders’ equity	514,409	422,612
Total liabilities and stockholders’ equity	$1,481,377	$1,288,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2024	50,980,924	$510	$138,130	$283,972	$422,612
Net income	—	—	—	36,672	36,672
Stock-based compensation	18,304	—	915	—	915
Balance as of March 31, 2025	50,999,228	510	139,045	320,644	460,199
Net income	—	—	—	52,843	52,843
Stock-based compensation	7,347	—	1,367	—	1,367
Balance as of June 30, 2025	51,006,575	$510	$140,412	$373,487	$514,409

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2023	1,000	$1	$136,184	$312,665	$448,850
Net income	—	—	—	28,214	28,214
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	1,006	(13,764)	(12,758)
Balance as of March 31, 2024	1,000	1	137,190	327,115	464,306
Net income	—	—	—	38,972	38,972
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	463	(13,750)	(13,287)
Balance as of June 30, 2024	1,000	$1	$137,653	$352,337	$489,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$89,515	$67,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,901	11,130
Amortization	116	1,044
Deferred income taxes	2,305	(1,600)
Provision for credit losses	(1,729)	(134)
Amortization of debt issuance costs	788	—
Stock-based compensation costs	2,870	689
Net unrealized gains on investments	(300)	(315)
Gain on sale of assets	(3,682)	(2,458)
Equity in earnings of unconsolidated affiliates, net of distributions	909	(955)
Changes in current assets and liabilities:
Receivables	(91,194)	(109,058)
Due from related-party	—	(1,920)
Contract assets	(77,453)	2,674
Inventories	(4,302)	(5,865)
Other current assets	1,577	2,830
Contract liabilities, net	23,050	2,626
Accounts payable	60,547	29,552
Due to related-party	—	1,568
Other current liabilities	14,268	4,752
Other noncurrent changes	1,284	2,005
Net cash provided by operating activities	32,470	3,751
Investing activities:
Capital expenditures	(31,623)	(16,517)
Net proceeds from sale or disposition of property	5,635	5,412
Proceeds from insurance contracts	2,174	—
Investments	(1,872)	(391)
Net cash used in investing activities	(25,686)	(11,496)
Financing activities:
Repayment of long-term debt	(7,500)	—
Tax withholding on stock-based compensation	(588)	—
Net amounts received from MDU Resources cash management program	—	31,925
Transfers to CEHI, LLC and MDU Resources	—	(25,425)
Net cash provided by (used in) financing activities	(8,088)	6,500
Decrease in cash, cash equivalents and restricted cash	(1,304)	(1,245)
Cash, cash equivalents and restricted cash - beginning of period	86,012	1,567
Cash, cash equivalents and restricted cash - end of period	$84,708	$322
Supplemental Cash Flow Information:
Interest paid	$10,143	$5,717
Income taxes paid, net	$29,698	$25,618
Noncash investing activities:
Purchases of property, plant and equipment included in Accounts payable	$868	$193
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
Transmission & Distribution (“T&D”): Contracting services including construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacture and distribution of overhead and underground transmission line construction equipment and tools.
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
The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other future period.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the unaudited condensed consolidated financial statements. For periods prior to the Separation, the unaudited condensed consolidated financial statements also included expense allocations for certain functions that were provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $7.9 million and $22.7 million for the three and six months ended June 30, 2024, respectively. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder principally allocated on the basis of percent of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have been incurred if the Company had obtained these services from a third party. Refer to Note 14 – Related-Party Transactions for more information on the transition services agreement between the Company and MDU Resources.
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
Cash-settled, related-party transactions between the Company, MDU Resources, Centennial or other MDU Resources subsidiaries for general operating activities; the Company's participation in MDU Resources’ centralized cash management program through Centennial; and intercompany debt, were included in the unaudited condensed consolidated financial statements for periods prior to the Separation. These related-party transactions were reflected in the unaudited condensed consolidated balance sheets prior to the Separation as Due from related-party, Due from related-party - noncurrent, Due to related-party or Related-party notes payable. The aggregate net effect of general related-party operating activities was reflected in the unaudited condensed consolidated statements of cash flows within operating activities for periods prior to the Separation. The effects of the Company’s participation in MDU Resources’ centralized cash management program and intercompany debt arrangements were reflected in the unaudited condensed consolidated statements of cash flows within investing and financing activities for periods prior to the Separation. Refer to Note 14 – Related-Party Transactions for additional information on related-party transactions.
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

Principles of Consolidation
The unaudited condensed consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries, as well as entities that the Company controls through its ownership of a majority voting interest or pursuant to control of a variable interest entity (“VIE”), which is discussed in more detail below. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying unaudited condensed consolidated financial statements.
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through August 13, 2025, the date of issuance of these unaudited condensed consolidated financial statements and determined that no additional events requiring disclosure occurred. Refer to Note 10 – Income Taxes for more information on disclosure of a nonrecognized subsequent event related to new tax legislation.
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
Consolidation of Variable Interest Entities
The Company holds a minority economic interest in a captive insurance company, which has been determined to be a VIE due to its variable ownership interest in the captive insurance company. The captive insurance is structured with protected cell captives for each insured party (“Captive Cells”) in which participants’ assets and liabilities are held separately from each other and is not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insured parties. The Company is the primary beneficiary of its individual Captive Cell and has the power to direct the activities that most significantly impact economic performance of its Captive Cell, as well as the obligation to absorb losses of, and receive benefits from the activities of its Captive Cell. Accordingly, the Company has prepared these unaudited condensed consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the unaudited condensed consolidated financial statements of such entity. As such, the unaudited condensed consolidated financial statements include the consolidation of only the assets and liabilities of the Company’s Captive Cell.
Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amounts of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the unaudited condensed consolidated balance sheets attributable to the Captive Cell were as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash, cash equivalents and restricted cash	$20,247	$16,057
Other accrued liabilities	2,096	1,816
Other noncurrent liabilities	$8,266	$9,271

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
For those joint ventures accounted for using proportionate consolidation, the Company recorded $0.3 million and $0.5 million of operating revenues and $0.2 million and $0.2 million of operating income for the three and six months ended June 30, 2024, respectively, in the unaudited condensed consolidated statements of income. As of December 31, 2024, the Company did not have any remaining interest in assets from these joint ventures.
For those joint ventures accounted for under the equity method, the Company’s pro rata share of net income is included in Income from equity method investments in the unaudited condensed consolidated statements of income and the Company’s investment balances for the joint ventures are included in Investments in the unaudited condensed consolidated balance sheets.
For the three and six months ended June 30, 2025, the Company recognized income from equity method joint ventures of $2.6 million and $6.0 million, respectively. For the three and six months ended June 30, 2024, the Company recognized income from equity method joint ventures of $2.9 million and $4.0 million, respectively.
The Company’s investments in equity method joint ventures as of June 30, 2025 and December 31, 2024, were a net asset of $13.4 million and $14.3 million, respectively.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s Captive Cell that are to be used solely for the Captive Cell’s purposes. As of June 30, 2025 and December 31, 2024, the Company had $84.7 million and $86.0 million of cash, cash equivalents, and restricted cash, respectively, including $20.2 million and $16.1 million of restricted cash held by the Captive Cell, respectively.
Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services, net of expected credit losses. The Company’s trade receivables are all due in 12 months or less. Receivables, net was summarized as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Trade receivables:
Completed contracts	$37,920	$42,462
Contracts in progress	644,824	546,543
Other	3,213	8,120
Receivables, gross	685,957	597,125
Less: expected credit losses	(3,006)	(7,097)
Receivables, net	$682,951	$590,028
The following table presents the opening and closing balances of Receivables, net as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Balance at beginning of period	$590,028	$449,626
Net change during period	92,923	140,402
Balance at end of period	$682,951	$590,028

Details of the Company's expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$3,064	$7,508	$7,097	$7,967
Current expected credit loss provision	—	277	(1,729)	(134)
Less: write-offs charged against the allowance	(58)	(540)	(2,362)	(588)
Credit loss recoveries collected	—	12	—	12
Balance at end of period	$3,006	$7,257	$3,006	$7,257
Inventories
As of June 30, 2025 and December 31, 2024, inventories consisted primarily of manufactured equipment held for resale and/or rental of $41.4 million and $36.9 million, respectively, and materials and supplies of $6.6 million and $6.8 million, respectively. These inventories are stated at the lower of average cost or net realizable value. The value of inventory may decrease due to obsolescence, physical deterioration, damage, costs to repair or other causes. Inventory valuation write-downs are determined based on specific facts and circumstances and were immaterial as of June 30, 2025 and December 31, 2024.
New Accounting Standards
Changes to GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs.
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
Immaterial restatement of prior period condensed consolidated statement of cash flows
As disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the Company’s 2024 Annual Report, immaterial errors were identified within previously filed annual and interim Consolidated Balance Sheets and Consolidated Statements of Cash Flows related to the balance sheet classification of Receivables, net, Contract assets, Noncurrent retention receivable, and Contract liabilities, net. The errors related to the inappropriate presentation of retainage receivable on a gross basis rather than netting with contract assets and contract liabilities under ASC 606 - Revenue from Contracts with Customers, as well as the classification of short-term retainage receivable within Receivables, net.
Consistent with the restatements to the annual financial statements included in the Company’s 2024 Annual Report, the Company has restated the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 to correct the errors which management has evaluated and concluded are immaterial to such interim financial statement. While the restatement of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 affected line items reported within cash flows from operating activities, it did not impact total cash flows from operating activities, investing activities or financing activities for the six months ended June 30, 2024. Further, the restatement did not impact the Consolidated Statements of Income for either the three or six months ended June 30, 2024.
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
As of June 30, 2025 and December 31, 2024, $45.8 million and $56.2 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of June 30, 2025 and December 31, 2024, the Company recorded loss provisions of $0.7 million and $1.0 million, respectively, in Contract liabilities, net on the unaudited condensed consolidated balance sheets related to contracts that are still being completed.
The Company had claim positions of $34.4 million and $54.9 million, respectively, that were excluded from the contract transaction price as of June 30, 2025 and December 31, 2024, respectively. The Company continues to evaluate these claims.

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
Additionally, changes in estimates may result in the recognition of revenue in the current period from performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue if the current estimated progress is less than the previous estimate. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
Operating revenues were positively net impacted by approximately 2.8% and 3.2% for the three and six months ended June 30, 2025, respectively, as a result of changes in estimates associated with performance obligations on fixed price contracts satisfied or partially satisfied prior to December 31, 2024.
Operating revenues were positively net impacted by approximately 3.0% and 3.4% for the three and six months ended June 30, 2024, respectively, as a result of changes in estimates associated with performance obligations on fixed price contracts satisfied or partially satisfied prior to December 31, 2023.
The changes in estimates resulted from changes in performance estimates due to revisions to total estimated costs and/or anticipated contract value and from the mitigation of risks and contingencies as projects progressed to completion. A minimal number of fixed priced contracts, each individually resulting in an increase to profitability in excess of $1.0 million, positively net impacted operating revenues by approximately 1.3% and 1.8% for the three and six months ended June 30, 2025, respectively, and 1.3% and 1.2% for the three and six months ended June 30, 2024, respectively. The changes in estimates were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
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
The following tables present revenue disaggregated by contract type:

Three months ended June 30, 2025	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$379,415	$113,774	$493,189
Unit-price	10,323	32,689	43,012
Cost reimbursable*	323,862	65,921	389,783
Total contract revenues	713,600	212,384	925,984
Eliminations	(1,986)	(2,532)	(4,518)
Total operating revenues	$711,614	$209,852	$921,466
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Three months ended June 30, 2024	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$354,424	$90,600	$445,024
Unit-price	16,384	42,207	58,591
Cost reimbursable*	133,085	73,962	207,047
Total contract revenues	503,893	206,769	710,662
Eliminations	(1,878)	(5,411)	(7,289)
Total operating revenues	$502,015	$201,358	$703,373
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Six months ended June 30, 2025	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$729,981	$207,377	$937,358
Unit-price	22,098	61,118	83,216
Cost reimbursable*	609,748	128,904	738,652
Total contract revenues	1,361,827	397,399	1,759,226
Eliminations	(6,222)	(4,909)	(11,131)
Total operating revenues	$1,355,605	$392,490	$1,748,095
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Six months ended June 30, 2024	Electrical & Mechanical	Transmission & Distribution	Total
	(In thousands)
Fixed-price	$639,063	$175,646	$814,709
Unit-price	34,223	71,168	105,391
Cost reimbursable*	271,597	148,459	420,056
Total contract revenues	944,883	395,273	1,340,156
Eliminations	(3,473)	(7,621)	(11,094)
Total operating revenues	$941,410	$387,652	$1,329,062
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.
The following table presents revenue disaggregated by customer type:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Commercial	$507,717	$285,729	$927,029	$532,685
Industrial	77,325	79,835	163,688	159,856
Institutional	92,333	97,815	195,661	181,526
Renewables	10,575	12,710	23,352	17,137
Service & other	25,650	27,804	52,097	53,679
Total Electrical & Mechanical	713,600	503,893	1,361,827	944,883
Utility	184,446	182,158	349,500	353,253
Transportation	27,938	24,611	47,899	42,020
Total Transmission & Distribution	212,384	206,769	397,399	395,273
Eliminations	(4,518)	(7,289)	(11,131)	(11,094)
Total operating revenues	$921,466	$703,373	$1,748,095	$1,329,062

Uncompleted Contracts and Contract Assets and Contract Liabilities
Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Costs incurred on uncompleted contracts	$6,595,073	$7,034,838
Estimated earnings	876,290	995,766
Costs and estimated earnings on uncompleted contracts	7,471,363	8,030,604
Less: billings to date	(7,457,215)	(8,070,859)
Net contract assets (liabilities)	$14,148	$(40,255)
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
Contract assets and contract liabilities, net consisted of the following as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Unbilled revenue	$182,268	$124,007
Retainage	62,234	43,042
Contract assets	$244,502	$167,049

Deferred revenue	$315,952	$279,430
Accrued loss provision	671	1,021
Less: retainage	(86,269)	(73,147)
Contract liabilities, net	$230,354	$207,304

The following table presents the opening and closing balances of contract assets (liabilities) as of:

	June 30, 2025			December 31, 2024
	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)
	(In thousands)
Balance at beginning of period	$167,049	$(207,304)	$(40,255)	$206,235	$(140,108)	$66,127
Net change during period	77,453	(23,050)	54,403	(39,186)	(67,196)	(106,382)
Balance at end of period	$244,502	$(230,354)	$14,148	$167,049	$(207,304)	$(40,255)
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
The Company recognized a net increase in revenues of $34.8 million and $177.6 million for the three and six months ended June 30, 2025, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2024. The Company recognized a net increase in revenues of $24.0 million and $119.6 million for the three and six months ended June 30, 2024, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2023.
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
As of June 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $2.68 billion and $2.46 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of June 30, 2025, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
Electrical & Mechanical	$1,944,794	$392,232
Transmission & Distribution	266,529	73,500
Total	$2,211,323	$465,732
Note 4 – Goodwill and Other Intangible Assets
Goodwill
The Company’s carrying amount of goodwill remained unchanged at $143.2 million as of both June 30, 2025 and December 31, 2024. The Company’s reporting units are Electrical & Mechanical, Transmission & Distribution, and Wagner Smith Equipment (“WSE”). WSE is within the Transmission & Distribution reportable segment. Goodwill also remained unchanged for each reportable segment as of both June 30, 2025 and December 31, 2024, with $115.9 million for Electrical & Mechanical and $27.3 million for Transmission & Distribution. No impairments of goodwill were recorded for the three and six months ended June 30, 2025 and 2024.

Other Intangible Assets
Finite-lived intangible assets, which were classified in Other noncurrent assets, were as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Customer relationships	$6,990	$10,450
Less: accumulated amortization	(6,990)	(10,334)
Net customer relationships	—	116
Total	$—	$116
Amortization expense for finite-lived intangible assets was $0.1 million for the six months ended June 30, 2025. As a result of the finite-lived intangible assets being fully amortized during the first quarter of 2025, there was no future amortization expense remaining for finite-lived intangible assets.
Amortization expense for finite-lived intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
Amortization expense is recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
No impairments of finite-lived intangible assets were recorded for the three and six months ended June 30, 2025 and 2024.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its investments in certain fixed income and equity securities at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified deferred compensation plan for the Company's executive officers and certain key management employees. The Company invests in these fixed income and equity securities for the purpose of earning investment returns and capital appreciation. Prior to the Separation, the Company was a participant in MDU Resources’ benefit and compensation plans. These investments, which totaled $6.9 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively, were included in Investments on the unaudited condensed consolidated balance sheets. The Company recognized net unrealized gains on these investments of $0.4 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The net unrealized gains on these investments were immaterial and $0.3 million for the three and six months ended June 30, 2024, respectively. The change in fair value was classified in Other income, net on the unaudited condensed consolidated statements of income.
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

The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair values of the assets and liabilities held by the Captive Cell approximated their fair values as of both June 30, 2025 and December 31, 2024. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of June 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2025
	(In thousands)
Assets:
Insurance contracts	$—	$6,938	$—	$6,938
Total assets measured at fair value	$—	$6,938	$—	$6,938

	Fair Value Measurements as of December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
	(In thousands)
Assets:
Insurance contracts	$—	$4,766	$—	$4,766
Total assets measured at fair value	$—	$4,766	$—	$4,766
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company applies the provisions of ASC 820 to its nonrecurring, nonfinancial measurements of nonfinancial assets and liabilities, including long-lived asset impairments. These nonfinancial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. No long-lived asset impairments were recorded for both of the three and six months ended June 30, 2025 and 2024.
Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt as of both June 30, 2025 and December 31, 2024, was not measured at fair value on the unaudited condensed consolidated balance sheets, but the corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 6 – Debt for additional information on the Company’s long-term debt.
The estimated fair values of the Company's Level 2 gross long-term debt, including current long-term debt, were as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Carrying value	$292,500	$300,000
Fair value	$293,734	$298,559

Note 6 - Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of both June 30, 2025 and December 31, 2024. Non-compliance with applicable covenants or conditions may constitute an event of default under the loan agreement. Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding.
Long-Term Debt
Long-term debt outstanding was as follows as of:

	Weighted Average Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
	(percentage)	(In thousands)
Term loan due on October 31, 2029	6.30%	$292,500	$300,000
Revolving credit facility		—	—
Less: unamortized debt issuance costs		(3,901)	(4,352)
Total long-term debt		288,599	295,648
Less: long-term debt - current portion		(15,000)	(15,000)
Long-term debt		$273,599	$280,648
Term Loan and Revolving Credit Facility
On October 31, 2024, the Company entered into a five-year senior secured credit agreement (the “Credit Agreement”), which provides for a $300.0 million term loan (“Term Loan”) and a $225.0 million revolving credit facility (“Revolving Credit Facility”). Letters of credit are available under the Credit Agreement in an aggregate amount of up to $50.0 million.
As of both June 30, 2025 and December 31, 2024, there was no outstanding balance under the Revolving Credit Facility, but there were $15.6 million of outstanding standby letters of credit. As a result, the Company had a borrowing capacity of $209.4 million under the Revolving Credit Facility.
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
The Company incurred $5.3 million of interest expense related to the Credit Agreement for the three months ended June 30, 2025, consisting of $4.7 million of interest on outstanding borrowings, $0.4 million of debt issuance costs amortization and $0.2 million of unused commitment fees.
The Company incurred $10.9 million of interest expense related to the Credit Agreement for the six months ended June 30, 2025, consisting of $9.7 million of interest on outstanding borrowings, $0.8 million of debt issuance costs amortization and $0.4 million of unused commitment fees.
The Company did not incur any interest expense related to the Credit Agreement for the three and six months ended June 30, 2024, as the agreement had not yet commenced during these periods. Refer to Note 14 – Related-Party Transactions for additional information on related-party interest expense pertaining to periods prior to the Separation.
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions. During the six months ended June 30, 2025, the Company paid its required quarterly amortization payments of the Term Loan totaling $7.5 million, along with $9.7 million of associated interest.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at an annual rate equal to (a) adjusted term Secured Overnight Financing Rate, defined in a customary manner (“Term SOFR”) plus an applicable rate of 2.00% to 2.75%, based on the Company’s total net leverage ratio (as defined below), or (b) the base rate (determined by reference to the highest of (x) the prime rate, (y) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in each case, plus 0.50%, and (z) the one-month adjusted Term SOFR rate plus 1.00% per annum, subject to customary floors (clauses (x) through (z), the “Base Rate”)) plus an applicable rate of 1.00% to 1.75%, based on the Company’s total net leverage ratio. Undrawn commitment fees under the Revolving Credit Facility range from 0.30% to 0.45% based on the Company’s consolidated total net leverage ratio.
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
The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated total net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, each determined as of the end of each fiscal quarter. Per the Credit Agreement, consolidated total net leverage ratio is defined as the ratio of (a) consolidated funded indebtedness of the Company to (b) last twelve months (“LTM”) earnings before interest, taxes, deprecation and amortization (“EBITDA”). Interest coverage ratio is defined as the ratio of (a) LTM EBITDA to (b) consolidated cash interest expense of the Company. The consolidated total net leverage ratio may be increased at the Company’s option to 3.50 to 1.00 in connection with certain qualifying material acquisitions. The covenants also include restrictions on the sale of certain assets, loans and investments.
Schedule of Debt Maturities
As of June 30, 2025, the long-term debt maturities schedule, excluding unamortized debt issuance costs, for the remainder of 2025 and the four years following December 31, 2025, aggregated as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$7,500	$15,000	$15,000	$15,000	$240,000	$292,500
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
Generally, operating leases for vehicles and equipment have a term of one to five years and buildings have a longer term of up to 10 years or more. For certain operating leases, lease terms may include the options to extend or terminate the lease. Similarly, building or property operating leases could include one or more options to renew, with renewal terms that could extend the lease term by one to five years or more.
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

In addition, the Company has entered into short-term leases to help support its ongoing operations, consisting primarily of short-term equipment and vehicle leases, and generally have a lease term of less than one year.
The following table provides information on the Company's lease costs for operating leases:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Lease costs:
Operating lease cost	$9,438	$7,484	$17,996	$14,613
Variable lease cost	406	291	741	598
Short-term lease cost	24,845	28,883	48,531	47,738
Total lease costs	$34,689	$36,658	$67,268	$62,949
The following is summary information of lease terms and discount rates for operating leases as of:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.15 years	1.38 years
Weighted average discount rate (in percentages)	5.56%	5.50%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Six months ended June 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$17,712	$14,548
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,876	$21,860
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheets was as follows:

June 30, 2025
(In thousands)
Remainder of 2025	$17,258
2026	27,232
2027	17,860
2028	8,863
2029	4,229
Thereafter	6,261
Total	81,703
Less: discount	(7,294)
Total operating lease liabilities	$74,409
As of June 30, 2025, the Company has entered into three operating leases totaling $13.1 million that have not yet commenced. During the first quarter of 2025, the Company entered into a $11.0 million operating lease that has a lease term of 7.3 years and will commence in July 2025. During the second quarter of 2025, the Company entered into a $1.6 million operating lease that has a lease term of five years and will commence in August 2025, as well as a $0.4 million operating lease that has a lease term of two years and will commenced in July 2025.

Lessor Accounting
The Company leases certain equipment to third parties. These leases are considered short-term operating leases with terms of less than 12 months. The Company recognizes revenue from operating leases in Operating revenues in the unaudited condensed consolidated statements of income on a straight-line basis over the respective operating lease terms.
The Company recognized revenue from operating leases of $11.9 million and $23.0 million for the three and six months ended June 30, 2025, respectively, and $10.4 million and $19.8 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company had $9.4 million and $11.3 million, respectively, of lease receivables in Receivables, net on the unaudited condensed consolidated balance sheets with a majority due within 12 months or less from the respective balance sheet dates.
The Company leases components of certain equipment to third parties under operating leases, which are included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, and were as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$61,346	$59,549
Less: accumulated depreciation	(30,616)	(29,687)
Property, plant and equipment, net	$30,730	$29,862
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
Basic and diluted earnings per share were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net income	$52,843	$38,972	$89,515	$67,186

Weighted average common shares outstanding - basic	51,041	50,972	51,042	50,972
Effect of dilutive securities - share-based awards	53	—	50	—
Weighted average common shares outstanding - diluted	51,094	50,972	51,092	50,972

Earnings per share - basic	$1.04	$0.76	$1.75	$1.32
Earnings per share - diluted	$1.03	$0.76	$1.75	$1.32

Shares excluded from the calculation of diluted earnings per share due to their anti-dilutive effect	14	—	7	—

Note 9 – Stock-Based Compensation
The Company is currently authorized to issue 2.5 million restricted stock units (“RSUs”) and other stock-based awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of June 30, 2025, there were 2.2 million shares available for grant under the Everus LTIP. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.
Total stock-based compensation expense, including Company participants and non-employee directors, was $1.2 million and $2.9 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense was included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
Restricted Stock Units
During the six months ended June 30, 2025, the Company’s compensation committee granted 47,705 time-vesting RSUs to key employees under the Everus LTIP at a weighted average grant date fair value per share of $49.60. The time-vesting RSUs generally vest ratably in equal installments over three years, contingent on continued employment through the vesting periods. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
During the six months ended June 30, 2025, 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested RSUs.
During the six months ended June 30, 2025, the Company’s compensation committee granted 17,804 time-vesting RSUs to the Company’s non-employee directors under the Everus LTIP at a weighted average grant date fair value per share of $57.39. The time-vesting RSUs generally vest over one year until the next Annual Meeting of Stockholders, contingent on continued service on the Everus board of directors. Upon vesting, the non-employee directors may receive dividends, if any, that accumulate during the vesting period.
Prior to the RSU grants, the non-employee directors received shares of common stock in addition to cash payments for directors’ fees through fully vested stock award grants. On May 22, 2025, the Company granted 6,778 shares with a grant date fair value of $0.4 million to the non-employee directors.
Performance Share Awards
During the six months ended June 30, 2025, the Company’s compensation committee granted 55,092 performance share awards, consisting of performance share units (“PSUs”), at target under the Everus LTIP. These PSUs are generally earned over a three-year vesting period and tied to specific financial and market metrics. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
Under the performance conditions for these PSUs, participants can earn from 0% to 200% of the apportioned target grant of shares. The performance conditions are tied to specific financial metrics. The weighted average grant-date fair value per share for the PSUs applicable to these performance conditions issued in 2025 was $47.27.
Under the market condition for these PSUs, participants can earn from 0% to 200% of the apportioned target grant of shares based on the Company’s total shareholder return relative to that of a selected peer group. The weighted average grant-date fair value per share for the PSUs applicable to the market condition issued in 2025 was $56.91, which was determined by multiple Monte Carlo simulations.
Other Stock Awards
During the six months ended June 30, 2025, the Company issued 569 shares of common stock to certain non-employee directors who chose to divert a portion of their monthly cash payments for directors’ fees in exchange for shares of common stock each quarter.

Note 10 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three and six months ended June 30, 2025, income tax expense was $19.4 million and $33.0 million, respectively, resulting in an effective tax rate of 26.9% for each period. The effective tax rates for the three and six months ended June 30, 2025 differed from the 2025 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses and non-deductible employee compensation.
For the three and six months ended June 30, 2024, income tax expense was $13.6 million and $23.6 million, respectively, resulting in an effective tax rate of 25.9% and 26.0%, respectively. The effective tax rates for the three and six months ended June 30, 2024 differed from the 2024 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to economic market performance as well as meals and entertainment expenses.
The effective tax rates for the three and six months ended June 30, 2025 differed from the effective tax rates for the three and six months ended June 30, 2024 due to changes in the Company’s permanent book-tax differences between those periods, specifically increased permanent add-back for meals and entertainment expenses and non-deductible employee compensation.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The Company is still evaluating the impacts to its financial statements. The Company will account for the tax law changes in the third quarter of 2025.
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
T&D: Contracting services for the construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacture and distribution of overhead and underground transmission line construction equipment and tools.
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

Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:

Three months ended June 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$713,600	$212,384	$—	$925,984
Eliminations	(1,986)	(2,532)	—	(4,518)
Total segment operating revenues	711,614	209,852	—	921,466
Cost of sales	626,121	175,646	(170)	801,597
Gross profit	85,493	34,206	170	119,869
Selling, general and administrative expenses	26,225	10,554	10,583	47,362
Operating income	$59,268	$23,652	$(10,413)	72,507
Interest expense, net				4,813
Other income, net				1,908
Total consolidated income before income taxes and income from equity method investments				$69,602

Three months ended June 30, 2024	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$503,893	$206,769	$—	$710,662
Eliminations	(1,878)	(5,411)	—	(7,289)
Total segment operating revenues	502,015	201,358	—	703,373
Cost of sales	443,758	171,086	(48)	614,796
Gross profit	58,257	30,272	48	88,577
Selling, general and administrative expenses	22,382	9,639	5,247	37,268
Operating income	$35,875	$20,633	$(5,199)	51,309
Interest expense, net				3,246
Other income, net				1,694
Total consolidated income before income taxes and income from equity method investments				$49,757

Six months ended June 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$1,361,827	$397,399	$—	$1,759,226
Eliminations	(6,222)	(4,909)	—	(11,131)
Total segment operating revenues	1,355,605	392,490	—	1,748,095
Cost of sales	1,201,227	334,842	(336)	1,535,733
Gross profit	154,378	57,648	336	212,362
Selling, general and administrative expenses	50,841	19,525	18,505	88,871
Operating income	$103,537	$38,123	$(18,169)	123,491
Interest expense, net				9,507
Other income, net				2,475
Total consolidated income before income taxes and income from equity method investments				$116,459

Six months ended June 30, 2024	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$944,883	$395,273	$—	$1,340,156
Eliminations	(3,473)	(7,621)	—	(11,094)
Total segment operating revenues	941,410	387,652	—	1,329,062
Cost of sales	832,389	333,476	(97)	1,165,768
Gross profit	109,021	54,176	97	163,294
Selling, general and administrative expenses	43,193	19,352	10,556	73,101
Operating income	$65,828	$34,824	$(10,459)	90,193
Interest expense, net				5,972
Other income, net				2,612
Total consolidated income before income taxes and income from equity method investments				$86,833
Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

	Three months ended,
	June 30, 2025		June 30, 2024
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$1,371	$5,796	$1,605	$4,634
Interest expense, net	(1,474)	998	244	1,111
Income tax expense	16,470	5,812	10,384	4,970
Capital expenditures*	$805	$12,103	$1,421	$5,361

	Six months ended,
	June 30, 2025		June 30, 2024
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$2,853	$11,245	$3,176	$9,095
Interest expense, net	(3,297)	1,698	171	2,048
Income tax expense	29,737	9,254	18,672	8,347
Capital expenditures*	$10,124	$21,923	$2,940	$13,470
__________________
*Capital expenditures for the three and six months ended June 30, 2025 and 2024 include noncash transactions for capital expenditure-related Accounts payable.
Reconciliations of reportable segment assets to consolidated assets were as follows as of:

	June 30, 2025	December 31, 2024
	(In thousands)
E&M segment assets	$938,959	$764,470
T&D segment assets	432,062	410,887
Total reportable segment assets	1,371,021	1,175,357
Other assets	139,181	161,016
Elimination of intercompany receivables	(28,825)	(47,910)
Total consolidated assets	$1,481,377	$1,288,463
For more information about the disaggregation of the Company’s revenue by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.

Revenue from a single customer accounted for approximately 17% and 16% of total operating revenues for the three and six months ended June 30, 2025, respectively, which was included in the E&M segment. No single customer accounted for more than 10% of total operating revenues for the three and six months ended June 30, 2024.
At a segment level, revenue from two E&M customers individually accounted for approximately 22% and 12% of total E&M segment revenues for the three months ended June 30, 2025, respectively, and for approximately 20% and 11% of total E&M segment revenues for the six months ended June 30, 2025, respectively. No single E&M customer accounted for more than 10% of total E&M segment revenues for the three and six months ended June 30, 2024.
As for T&D, revenue from two T&D customers that individually accounted for approximately 17% and 10% of total T&D segment revenues for the three months ended June 30, 2025, respectively, and for approximately 18% and 10% of total T&D segment revenues for the six months ended June 30, 2025, respectively. A single T&D customer accounted for approximately 18% and 20% of total T&D segment revenues for the three and six months ended June 30, 2024, respectively.
Trade receivables from a single customer accounted for approximately 19% of total trade receivables as of June 30, 2025, which was included in the E&M segment. No single customer accounted for more than 10% of total trade receivables as of December 31, 2024.
At a segment level, trade receivables from two E&M customers that individually accounted for approximately 23% and 10% of total E&M segment trade receivables as of June 30, 2025, respectively. Trade receivables from a single customer accounted for approximately 10% of total E&M segment trade receivables as of December 31, 2024.
No single T&D customer accounted for more than 10% of total T&D segment trade receivables as of June 30, 2025 and December 31, 2024.
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
Net expenses incurred by the Company under these plans were $0.4 million and $1.6 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2024, respectively.
Note 13 – Commitments and Contingencies
The Company is a party to claims and lawsuits arising out of its business, including that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage; personal injury; and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for loss contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

Litigation
As of June 30, 2025 and December 31, 2024, the Company accrued for litigation-related contingent liabilities that have not been discounted of $5.1 million and $4.5 million, respectively, which were included in either Other accrued liabilities or Other noncurrent liabilities on the unaudited condensed consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carrier, any amounts due related to the litigation will be paid directly by the Company’s insurance carrier. As a result, the Company had net loss contingency liabilities, after insurance claim receivables, of $0.5 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively, reflecting the amounts that the Company would be responsible for resulting from litigation.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of June 30, 2025 and December 31, 2024, the potential maximum payment amounts the Company would be required to make under the outstanding surety bonds were approximately $739.2 million and $717.0 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. The job performance guarantees are related to contracts for contracting services. As of June 30, 2025 and December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $659.8 million and $542.7 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $63.3 million for the remainder of 2025, $505.3 million in 2026, $49.8 million in 2027, $19.2 million in 2028, $3.4 million in 2029 and $18.8 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition to the above guarantees, there were $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of both June 30, 2025 and December 31, 2024. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our Revolving Credit Facility, refer to Note 6 – Debt.
Separately, the Company has issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. There were no amounts outstanding and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. In the event a subsidiary of the Company defaults under these obligations, the Company would be required to make payments to satisfy these guarantees.
Note 14 – Related-Party Transactions
Allocation of Corporate Expenses
Prior to the Separation, Centennial and MDU Resources allocated expenses for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $7.9 million and $22.7 million for the three and six months ended June 30, 2024, respectively.

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
Transition Services Agreement
On October 31, 2024, as part of the Separation, the Company and MDU Resources entered into a transition services agreement whereby the Company and MDU Resources provide certain transition services to each other. The transition services agreement outlines services that are provided between parties related to tax, legal, treasury, human resources, information technology, risk management and other general and administrative functions. For the three and six months ended June 30, 2025, the Company incurred $1.3 million and $2.6 million of transition services expenses related to services from MDU Resources, respectively, which were reflected in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. During the second quarter of 2025, the Company deemed $0.5 million of transition services expenses from the first quarter of 2025 to be recurring in nature and thus, not transition services expenses. For both of the three and six months ended June 30, 2025, the Company received an immaterial amount for its services to MDU Resources, which was reflected in Other income, net on the unaudited condensed consolidated statements of income. The majority of the transition services are expected to be completed over a period of 20 months, but no longer than two years, after the Separation.
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
The Company was allocated interest based on borrowings from or lending to the cash management and financing program as well as the funding related to these agreements as described above. The related-party interest expense associated with the Company’s participation in the cash management and financing program was $3.3 million and $6.1 million for the three and six months ended June 30, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions as of the date they are made, we can give no assurance that the expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under “Item 1A. Risk Factors” in our 2024 Annual Report.
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
Transmission & Distribution (“T&D"): Contracting services including construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as design, manufacture and distribution of overhead and underground transmission line construction equipment and tools.

We focus on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth we have experienced in recent years is due in part to the project awards in the end markets and submarkets served and the ability to support national customers in most of the regions in which we operate. Our strong presence in the Western, Midwestern and Eastern regions of the United States has driven opportunities in data centers, high tech, hospitality and utilities, while customer expansion nationwide continues to extend our reach through partnerships through our 15 wholly owned operating companies. At Everus, people are our core, and we prioritize integrity, safety and growth through comprehensive training, hands-on development, safety compliance metrics and strong union partnerships to instill a safety first culture and ethical leadership across all levels.
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

We continued to have bidding opportunities in the specialty contracting markets we have operated in during 2025, as evidenced by our backlog. We continue to see strong project opportunities across our diverse service offerings, particularly for data center, underground and hospitality work. With our successful track record of executing on complex projects, our long-term customer relationships, safe and skilled workforce, quality of service and effective cost management, we remain well-positioned to benefit from favorable demand drivers, including high tech reshoring, data center construction and utility infrastructure investments, giving us the opportunity to continue securing and executing profitable projects in the future.
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
Before the Separation, we historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. We had related-party agreements in place with Centennial for the financing of our capital needs, which were reflected as Related-party notes payable on the unaudited condensed consolidated balance sheets for periods prior to the Separation. Interest expense, net in the unaudited condensed consolidated statements of income reflected the allocation of interest on borrowing and funding associated with the related-party agreements for periods prior to the Separation. Refer to Note 14 – Related-Party Transactions in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for additional information.

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
Consolidated Results of Operations For the Three and Six Months Ended June 30, 2025 and 2024
The following table sets forth our consolidated selected statements of income data, as well as the percentage change from the prior comparative interim period.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% change	2025	2024	% change
	(In millions, except percentages)
Operating revenues	$921.5	$703.3	31.0%	$1,748.1	$1,329.1	31.5%
Cost of sales	801.6	614.8	30.4	1,535.7	1,165.8	31.7
Gross profit	119.9	88.5	35.5	212.4	163.3	30.1
Selling, general and administrative expenses	47.4	37.2	27.4	88.9	73.1	21.6
Operating income	72.5	51.3	41.3	123.5	90.2	36.9
Interest expense, net	4.8	3.3	45.5	9.5	6.0	58.3
Other income, net	1.9	1.7	11.8	2.5	2.6	(3.8)
Income before income taxes and income from equity method investments	69.6	49.7	40.0	116.5	86.8	34.2
Income taxes	19.4	13.6	42.6	33.0	23.6	39.8
Income from equity method investments	2.6	2.9	(10.3)	6.0	4.0	50.0
Net income	$52.8	$39.0	35.4%	$89.5	$67.2	33.2%
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Operating Revenues
Operating revenues for the three months ended June 30, 2025, were $921.5 million, an increase of $218.2 million, or 31.0%, from $703.3 million for the three months ended June 30, 2024. E&M revenues rose $209.8 million, or 41.6%, and T&D revenues grew $5.6 million, or 2.7%.
E&M revenues increased $209.8 million, or 41.6%, as a result of higher revenues for the commercial end market, partially offset by modest revenue declines for the remaining E&M end markets as discussed in more detail below.
•Commercial revenues increased due to higher data center, hospitality and commercial submarket activity due to increased workloads.
•Institutional revenues declined with reduced workload activity in the healthcare submarket, partially offset by increased project activity in the education and government submarkets.
•Industrial revenues decreased with lower project activity in the high tech submarket, partially offset by higher workloads in oil & gas and manufacturing.
•Service & other revenues slowed from lower repair and maintenance demand.
•Renewables revenues declined due to decreased project activity within the generation submarket and the timing of projects.

T&D revenues increased $5.6 million, or 2.7%, due to higher utility and transportation end-market revenues.
•Transportation revenues increased with higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
•Utility revenues increased from higher workloads and submarket activity across underground and construction, partially offset by lower distribution, telecommunication and transmission workloads due to timing of project availability.
Cost of Sales
Cost of sales for the three months ended June 30, 2025, was $801.6 million, an increase of $186.8 million, or 30.4%, from $614.8 million for the three months ended June 30, 2024. This increase primarily related to higher operating costs due to increased E&M and T&D workloads and changes in project mix, partially offset by efficiency gains on certain projects. Labor, subcontractor, material and equipment and tools costs increased $93.8 million, $52.2 million, $22.8 million and $8.6 million, respectively, along with higher other job expenses of $9.4 million.
Gross Profit
Gross profit for the three months ended June 30, 2025, was $119.9 million, an increase of $31.4 million, or 35.5%, from $88.5 million for the three months ended June 30, 2024. The increase was primarily driven by higher revenues and higher gross profit margin due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. Gross profit margin increased to 13.0% for the three months ended June 30, 2025, compared to 12.6% for the three months ended June 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2025, were $47.4 million, an increase of $10.2 million, or 27.4%, from $37.2 million for the three months ended June 30, 2024. The increase was driven primarily by higher labor and professional service-related expenses of $7.0 million and $1.6 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, and higher general expenses of $1.6 million including higher corporate overhead expenses.
Operating Income
Operating income for the three months ended June 30, 2025, was $72.5 million, an increase of $21.2 million, or 41.3%, from $51.3 million for the three months ended June 30, 2024. The increase was primarily driven by increased gross profit and gross profit margin, partially offset by increased selling, general and administrative expenses, including incremental stand-alone operating costs, both of which are discussed above. Operating income margin increased to 7.9% for the three months ended June 30, 2025, compared to 7.3% for the three months ended June 30, 2024.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2025, was $4.8 million, an increase of $1.5 million, or 45.5%, from $3.3 million for the three months ended June 30, 2024. This increase primarily related to average higher debt balances under the Term Loan (as defined below) during the three months ended June 30, 2025, compared to the average debt balances from the related-party cash management program for working capital needs during the three months ended June 30, 2024. For the three months ended June 30, 2025, we earned $0.6 million in interest income from our daily cash sweep program, partially offsetting the increase in interest expense.
Other Income, Net
Other income, net for the three months ended June 30, 2025, was $1.9 million, an increase of $0.2 million, or 11.8%, from $1.7 million for the three months ended June 30, 2024. This increase primarily related to miscellaneous income activity, including rebates and bank fees.
Income Taxes
Income taxes for the three months ended June 30, 2025, were $19.4 million, an increase of $5.8 million, or 42.6%, from $13.6 million for the three months ended June 30, 2024, reflecting higher pretax income for the period. The effective tax rate was 26.9% for the three months ended June 30, 2025, compared to 25.9% for the three months ended June 30, 2024.

Income from Equity Method Investments
Income from equity method investments for the three months ended June 30, 2025, was $2.6 million, a decrease of $0.3 million, or 10.3%, from $2.9 million for three months ended June 30, 2024. This decrease primarily related to decreased activity on joint ventures during the period.
Net income for the three months ended June 30, 2025, was $52.8 million, an increase of $13.8 million, or 35.4%, from $39.0 million for the three months ended June 30, 2024. The increase was primarily from increased gross profit and gross profit margin, partially offset by higher selling, general and administrative expenses, including incremental stand-alone operating costs, interest expense related to the company's borrowing arrangements and taxes from higher pretax income. Net income margin increased to 5.7% for the three months ended June 30, 2025, compared to 5.5% for the three months ended June 30, 2024.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Operating Revenues
Operating revenues for the six months ended June 30, 2025, were $1,748.1 million, an increase of $419.0 million, or 31.5%, from $1,329.1 million for the six months ended June 30, 2024. E&M revenues grew $416.9 million, or 44.1%, and T&D revenues increased $2.1 million, or 0.5%.
E&M revenues increased $416.9 million, or 44.1%, as a result of growth across all E&M end markets, except for Service & other, which had a marginal revenue decline as discussed in more detail below.
•Commercial revenues rose with higher data center and hospitality submarket activity due to increased workloads.
•Institutional revenues increased from higher workloads in the education and government submarkets, with lower project activity in the healthcare submarket.
•Renewables revenues grew due to increased project activity within the generation submarket and timing of projects.
•Industrial experienced higher workloads in the oil & gas and manufacturing submarkets, partially offset by reduced project activity in the high tech submarket.
•Service & other revenues declined due to decreased repair and maintenance demand.
T&D revenues increased $2.1 million, or 0.5%, due to higher transportation end-market revenues, partially offset by lower utility end-market revenues.
•Transportation had higher revenues due to higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
•Utility revenues decreased from lower workloads due to weather-related impacts and timing of project availability in the distribution, storm, transmission and substation submarkets, partially offset by increased project activity across the underground, sales and construction submarkets.
Cost of Sales
Cost of sales for the six months ended June 30, 2025, was $1,535.7 million, an increase of $369.9 million, or 31.7%, from $1,165.8 million for the six months ended June 30, 2024. This increase primarily related to higher operating costs from increased E&M and T&D workloads and changes in project mix, partially offset by efficiency gains on certain projects. Labor, subcontractor, material, and equipment and tools costs increased $194.3 million, $85.4 million, $63.4 million and $15.4 million, respectively, along with higher other job expenses of $11.4 million.

Gross Profit
Gross profit for the six months ended June 30, 2025, was $212.4 million, an increase of $49.1 million, or 30.1%, from $163.3 million for the six months ended June 30, 2024. The increase was primarily driven by higher revenues due to project timing and efficiency gains on certain projects, partially offset by higher operating costs and lower gross profit margin from changes in project mix. Gross profit margin was 12.2% for the six months ended June 30, 2025, compared to 12.3% for the six months ended June 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2025, were $88.9 million, an increase of $15.8 million, or 21.6%, from $73.1 million for the six months ended June 30, 2024. The increase was driven primarily by higher labor and professional service-related expenses of $11.8 million and $3.5 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, and higher general expenses of $2.1 million, including higher corporate overhead expenses. Partially offsetting these increases was lower provision for expected credit losses of $1.6 million.
Operating Income
Operating income for the six months ended June 30, 2025 was $123.5 million, an increase of $33.3 million, or 36.9%, from $90.2 million for the six months ended June 30, 2024. The increase was primarily driven by increased gross profit, partially offset by increased selling, general and administrative expenses, including incremental stand-alone operating costs, both of which are discussed above. Operating income margin increased to 7.1% for the six months ended June 30, 2025, compared to 6.8% for the six months ended June 30, 2024.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2025, was $9.5 million, an increase of $3.5 million, or 58.3%, from $6.0 million for the six months ended June 30, 2024. The increase primarily related to average higher debt balances under the Term Loan (as defined below) during the six months ended June 30, 2025, compared to the average debt balances from the related-party cash management program for working capital needs during the six months ended June 30, 2024. For the six months ended June 30, 2025, we earned $1.5 million in interest income from our daily cash sweep program, partially offsetting the increase in interest expense.
Other Income, Net
Other income, net for the six months ended June 30, 2025, was $2.5 million, a decrease of $0.1 million, or 3.8%, from $2.6 million for the six months ended June 30, 2024. The decrease primarily related to reduced miscellaneous income activity compared to the prior-year period, including lower rebates and bank fees.
Income Taxes
Income taxes for the six months ended June 30, 2025, were $33.0 million, an increase of $9.4 million, or 39.8%, from $23.6 million for the six months ended June 30, 2024, reflecting higher pretax income for the period. The effective tax rate was 26.9% for the six months ended June 30, 2025, compared to 26.0% for the six months ended June 30, 2024.
Income from Equity Method Investments
Income from equity method investments for the six months ended June 30, 2025, was $6.0 million, an increase of $2.0 million, or 50.0%, from $4.0 million for the six months ended June 30, 2024. The increase primarily related to increased activity on joint ventures for the period.
Net Income
Net income for the six months ended June 30, 2025, was $89.5 million, an increase of $22.3 million, or 33.2%, from $67.2 million for the six months ended June 30, 2024. The increase was primarily from increased gross profit and higher income from joint ventures, partially offset by higher selling, general and administrative expenses, interest expense related to our borrowing arrangements and taxes due to higher pretax income. Net income margin remained consistent at 5.1% for the six months ended June 30, 2025, compared to 5.1% for the six months ended June 30, 2024.

Segment Results of Operations For the Three and Six Months Ended June 30, 2025 and 2024
We report our results under two reportable, operating segments: E&M and T&D. The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions, except percentages)
Operating revenues:
Electrical & Mechanical	$713.6	$503.8	41.6%	$1,361.8	$944.9	44.1%
Transmission & Distribution	212.4	206.8	2.7	397.4	395.3	0.5
Eliminations	(4.5)	(7.3)	(38.4)	(11.1)	(11.1)	—
Consolidated revenues	$921.5	$703.3	31.0%	$1,748.1	$1,329.1	31.5%

Operating income:
Electrical & Mechanical	$59.2	$35.9	64.9%	$103.5	$65.8	57.3%
Transmission & Distribution	23.7	20.6	15.0	38.2	34.8	9.8
Corporate and Other	(10.4)	(5.2)	(100.0)	(18.2)	(10.4)	(75.0)
Consolidated operating income	$72.5	$51.3	41.3%	$123.5	$90.2	36.9%
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Operating Revenues
E&M segment revenues for the three months ended June 30, 2025, were $713.6 million, an increase of $209.8 million, or 41.6%, from $503.8 million for the three months ended June 30, 2024. The increase primarily related to higher revenues for the commercial end market, partially offset by modest revenue declines for the remaining E&M end markets.
•Commercial revenues increased $222.0 million with higher data center, hospitality and commercial submarket activity due to increased workloads.
•Institutional revenues decreased $5.5 million, driven by lower workloads in healthcare, partially offset by increased submarket activity in education and government.
•Industrial revenues decreased $2.5 million, due to reduced activity in the high tech submarket, partially offset by higher workloads in oil & gas and manufacturing.
•Service & other revenues softened by $2.1 million as a result of lower repair and maintenance demand.
•Renewables revenues declined by $2.1 million due to decreased project activity within the generation submarket and the timing of projects.
T&D segment revenues for the three months ended June 30, 2025, were $212.4 million, an increase of $5.6 million, or 2.7%, from $206.8 million for the three months ended June 30, 2024. The increase was due to higher utility and transportation end-market revenues.
•Transportation revenues increased $3.3 million with higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
•Utility revenues increased $2.3 million due to higher workloads and submarket activity in underground and construction, partially offset by lower workloads in distribution, telecommunication and transmission due to the timing of project availability.

Operating Income
E&M segment operating income for the three months ended June 30, 2025, was $59.2 million, an increase of $23.3 million, or 64.9%, from $35.9 million for the three months ended June 30, 2024. The increase was primarily driven by higher gross profit across all end markets, particularly commercial and industrial, due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. E&M gross profit margin increased to 12.0% for the three months ended June 30, 2025, compared to 11.6% for the three months ended June 30, 2024. Operating income was also impacted by higher selling, general and administrative expenses, including cost increases for labor of $3.6 million and professional-related services of $0.4 million. Operating income margin for our E&M segment increased to 8.3% for the three months ended June 30, 2025 compared to 7.1% for the three months ended June 30, 2024.
T&D segment operating income for the three months ended June 30, 2025, was $23.7 million, an increase of $3.1 million, or 15.0%, from $20.6 million for the three months ended June 30, 2024. The increase was the result of higher gross profit due to efficient project execution and project mix, with increased T&D gross profit margin of 16.1% for the three months ended June 30, 2025, compared to 14.6% for the three months ended June 30, 2024. Operating income was also impacted by higher selling, general and administrative expenses, including cost increases for labor of $0.5 million and professional-related services of $0.4 million. Operating income margin for our T&D segment increased to 11.1% for the three months ended June 30, 2025, compared to 10.0% for the three months ended June 30, 2024.
The increase in corporate and other costs during the three months ended June 30, 2025 was primarily due to higher labor and professional service-related expenses of $2.9 million and $0.8 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, along with higher general expenses of $1.6 million, including higher corporate overhead expenses.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Operating Revenues
E&M segment revenues for the six months ended June 30, 2025, were $1,361.8 million, an increase of $416.9 million, or 44.1%, from $944.9 million for the six months ended June 30, 2024. The increase primarily related to growth across all E&M end markets, except for Service & other, which had a marginal decrease in revenue.
•Commercial revenues rose $394.4 million with higher data center and hospitality submarket activity due to increased workloads.
•Institutional revenues increased $14.1 million from higher workloads in the education and government submarkets, with lower project activity in the healthcare submarket.
•Renewables revenues grew $6.2 million due to increased project activity within the generation submarket and timing of projects.
•Industrial revenues increased $3.8 million with higher workloads in the oil & gas and manufacturing submarkets, partially offset by reduced project activity in the high tech submarket.
•Service & other revenues declined $1.6 million due to decreased repair and maintenance demand.
T&D segment revenues for the six months ended June 30, 2025, were $397.4 million, an increase of $2.1 million, or 0.5%, from $395.3 million for the six months ended June 30, 2024. The increase primarily related to higher transportation end-market revenues, partially offset by lower utility end-market revenues.
•Transportation revenues increased $5.9 million due to higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
•Utility revenues decreased $3.8 million from lower workloads due to weather-related impacts and timing of project availability in the distribution, storm, transmission and substation submarkets, partially offset by increased project activity across the underground, sales and construction submarkets.

Operating Income
E&M segment operating income for the six months ended June 30, 2025, was $103.5 million, an increase of $37.7 million, or 57.3%, from $65.8 million for the six months ended June 30, 2024. The increase was primarily driven by higher gross profit across all E&M end markets, particularly commercial and industrial, due to project timing and efficiency gains on certain projects. However, E&M gross profit margin decreased to 11.3% for the six months ended June 30, 2025, compared to 11.5% for the six months ended June 30, 2024, due to changes in project mix. Operating income was also impacted by higher selling, general and administrative expenses, including cost increases for labor of $7.1 million, professional-related services of $1.5 million and general expenses of $0.5 million, partially offset by lower provision for expected credit losses of $1.5 million. Operating income margin for our E&M segment increased to 7.6% for the six months ended June 30, 2025, compared to 7.0% for the six months ended June 30, 2024.
Operating income in the T&D segment for the six months ended June 30, 2025, was $38.2 million, an increase of $3.4 million, or 9.8%, from $34.8 million for the six months ended June 30, 2024. The increase was the result of higher gross profit due to efficient project execution and project mix, with increased T&D gross profit margin of 14.5% for the six months ended June 30, 2025, compared to 13.7% for the six months ended June 30, 2024. Selling, general and administrative expenses remained relatively consistent period over period. Operating income margin for our T&D segment increased to 9.6% for the six months ended June 30, 2025, compared to 8.8% for the six months ended June 30, 2024.
The increase in corporate and other costs during the six months ended June 30, 2025 was primarily due to higher labor and professional service-related expenses of $4.8 million and $1.8 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, along with higher general expenses of $1.3 million, including higher corporate overhead expenses.
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
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following June 30, 2025:

	Amounts estimated to be recognized within 12 months	June 30, 2025	December 31, 2024	June 30, 2024
	(In millions)
Electrical & Mechanical	$2,070.6	$2,568.1	$2,507.0	$2,063.8
Transmission & Distribution	311.4	410.1	273.6	339.6
Total	$2,382.0	$2,978.2	$2,780.6	$2,403.4
Changes in backlog from period to period are primarily the result of fluctuations in the timing of contract awards and timing of revenue recognition of contracts.
The increase in E&M backlog from June 30, 2025, compared to December 31, 2024, primarily reflected additional project growth in the commercial end market, partially offset by project declines in the remaining E&M end markets during the period.

The increase in E&M backlog from June 30, 2025, compared to June 30, 2024, primarily reflected additional project growth in the commercial, renewables and institutional end markets, partially offset by project declines in the industrial and service & other end markets during the period.
The increase in T&D backlog from June 30, 2025, compared to December 31, 2024, primarily reflected additional project growth in the utility end market, partially offset by project declines in the transportation end market during the period.
The increase in T&D backlog from June 30, 2025, compared to June 30, 2024, primarily reflected additional project growth in the utility end market, partially offset by project declines in the transportation end market during the period.
Non-GAAP Financial Measures
All financial information presented in this Quarterly Report has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States (“GAAP”), except for the presentation of the following non-GAAP financial measures: EBITDA, EBITDA margin and free cash flow. We evaluate our operating performance using EBITDA and EBITDA margin and evaluate our liquidity using free cash flow. These non-GAAP financial measures are not intended as alternatives to GAAP financial measures and have limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Because of these limitations, EBITDA, EBITDA margin and free cash flow should not be considered as replacements for net income, net income margin or cash provided by (used in) operating activities, the most comparable GAAP measures, respectively. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare them with other companies’ EBITDA, EBITDA margin and free cash flow having the same or similar names.
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
The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions, except percentages)
Net income	$52.8	$39.0	$89.5	$67.2
Interest expense, net	4.8	3.3	9.5	6.0
Income taxes	19.4	13.6	33.0	23.6
Depreciation and amortization	7.2	6.2	14.0	12.1
EBITDA	$84.2	$62.1	$146.0	$108.9

Operating revenues	$921.5	$703.3	$1,748.1	$1,329.1
Net income margin	5.7%	5.5%	5.1%	5.1%
EBITDA margin	9.1%	8.8%	8.4%	8.2%

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
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.
The following table reconciles cash provided by operating activities to free cash flow.

	Six months ended June 30,
	2025	2024
	(In millions)
Net cash used in investing activities	$(25.7)	$(11.5)
Net cash provided by (used in) financing activities	$(8.1)	$6.5

Net cash provided by operating activities	$32.5	$3.7
Purchases of property, plant and equipment	(31.6)	(16.5)
Cash proceeds from sale of property, plant and equipment	5.6	5.4
Free cash flow	$6.5	$(7.4)
Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, we had $84.7 million and $86.0 million of cash, cash equivalents and restricted cash, respectively, including $20.2 million and $16.1 million, respectively, of restricted cash held by the Captive Cell.
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
On October 31, 2024, we entered into a five-year senior secured credit agreement (the “Credit Agreement”), whereby we have the capacity to incur indebtedness of up to $525.0 million, consisting of a $300.0 million term loan (“Term Loan”), in aggregate principal amount, and a $225.0 million revolving credit facility (“Revolving Credit Facility”). Letters of credit are available under the Credit Agreement in an aggregate amount of up to $50.0 million.
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
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. We repaid our required quarterly amortization payments totaling $7.5 million of the Term Loan during the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, we had $292.5 million and $300.0 million outstanding under the Term Loan, respectively, with $209.4 million of available capacity under the Revolving Credit Facility, net of $15.6 million of outstanding standby letters of credit.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of both June 30, 2025 and December 31, 2024. In the event we do not comply with the applicable covenants and other conditions, we would be in default on our agreements, and alternative sources of funding may need to be pursued. For additional information on our debt arrangements, refer to Note 6 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Working Capital
Working capital, defined as current assets minus current liabilities, was $474.7 million and $403.9 million as of June 30, 2025 and December 31, 2024, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of June 30, 2025, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the six months ended June 30, 2025, were $31.6 million, or $26.0 million net of proceeds from asset disposals, compared to $16.5 million, or $11.1 million net of proceeds from asset disposals, for the six months ended June 30, 2024. Capital expenditures were primarily used for vehicle, equipment and building investments to support the growth of our business. For the six months ended June 30, 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements. Whereas, for the six months ended June 30, 2024, capital expenditures were funded by internal sources and related-party borrowings from MDU Resources and Centennial.
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
Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

Six months ended June 30,	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$32.5	$3.7
Investing activities	(25.7)	(11.5)
Financing activities	(8.1)	6.5
Decrease in cash, cash equivalents and restricted cash	(1.3)	(1.3)
Cash, cash equivalents and restricted cash - beginning of period	86.0	1.6
Cash, cash equivalents and restricted cash - end of period	$84.7	$0.3

Operating Activities
Cash provided by operating activities totaled $32.5 million for the six months ended June 30, 2025, compared to $3.7 million for the six months ended June 30, 2024, an increase of $28.8 million. The increase in cash provided by operating activities primarily related to higher net income, higher non-cash expenses and increased return on investment distributions from joint ventures. Changes in working capital remained relatively consistent from period to period with a use of cash of $73.5 million for the six months ended June 30, 2025, compared to a use of cash of $72.8 million for the six months ended June 30, 2024. The changes in working capital period over period were primarily related decreases in cash from changes in contract assets of $80.1 million, largely offset by increases in cash from changes in accounts payable, contract liabilities, net, accounts receivable and other current liabilities of $31.0 million, $20.4 million, $17.9 million and $9.5 million, respectively.
Investing Activities
Cash used in investing activities totaled $25.7 million for the six months ended June 30, 2025, compared to $11.5 million for the six months ended June 30, 2024, an increase of $14.2 million in cash used in investing. The increase in cash used in investing activities was primarily due to higher capital expenditures of $15.1 million and decreases in cash from changes in investments of $1.5 million, partially offset by proceeds from insurance contracts of $2.2 million in 2025.
Financing Activities
Cash used in financing activities totaled $8.1 million for the six months ended June 30, 2025, compared to cash provided by financing activities of $6.5 million for the six months ended June 30, 2024, a decrease in cash from financing activities of $14.6 million. The decrease in cash from financing activities was primarily the result of repayments of long-term debt under our Term Loan of $7.5 million and $0.6 million for tax withholding on stock-based compensation during the six months ended June 30, 2025, as well as net cash inflows of $31.9 million from the MDU Resources related-party cash management program during the six months ended June 30, 2024. Partially offsetting the increases in cash used in financing activities were cash outflows of $25.4 million for transfers to CEHI, LLC and MDU Resources during the six months ended June 30, 2024.
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
As of June 30, 2025 and December 31, 2024, we had approximately $1.89 billion and $2.05 billion, respectively, in surety bonds outstanding for projects. As of June 30, 2025 and December 31, 2024, $1.52 billion and $1.75 billion of bonding was posted for E&M, respectively, and $371.3 million and $296.3 million of bonding was posted for T&D, respectively. In addition, approximately $8.2 million of bonding was posted for Corporate and other as of both June 30, 2025 and December 31, 2024. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the potential maximum payment amounts we would be required to make under the outstanding surety bonds were approximately $739.2 million and $717.0 million, respectively.

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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of June 30, 2025 and December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $659.8 million and $542.7 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our under our Revolving Credit Facility as of both June 30, 2025 and December 31, 2024. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting estimates from those that were disclosed in our 2024 Annual Report. For further information regarding our critical accounting estimates, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. As of June 30, 2025, we had $292.5 million outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. Outstanding amounts, if any, for the Term Loan and Revolving Credit Facility both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk. As of June 30, 2025, the interest rate was 6.30% for the Term Loan. Therefore, a 1% increase to the variable interest rate would have increased the rate to 7.30% and increased our interest expense by approximately $2.9 million based on the expected balances outstanding for the Term Loan over the next 12 months as of June 30, 2025. Going forward, the level of our interest rate risk will depend on our utilization of the Revolving Credit Facility and the outstanding debt amount under the Term Loan and will be sensitive to changes in the general level of interest rates.
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
In addition, the cost of labor may increase due to similar factors mentioned above, such as inflation or other economic factors. While we do not believe that these factors have had a material effect on our business, financial condition, or financial results for the periods included in our unaudited condensed consolidated financial statements, we continue to monitor the impact of such factors in order to minimize their effects through our pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant economic and/or inflationary pressures, we may be unable to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and/or financial results.
Item 4. Controls and Procedures.
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
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we have adopted a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
As of June 30, 2025, there were no material changes to the legal proceedings that were disclosed in the Company’s 2024 Annual Report.
Securities Class Action
On April 4, 2025, a putative class action lawsuit titled Scofield v. Everus Construction Group, Inc., et al., Case No. 1:25-cv-02835, was filed against the Company and certain officers in the United States District Court for the Southern District of New York. The Complaint was filed on behalf of a purported class consisting of all purchasers or acquirors of the Company’s common stock between October 31, 2024, and February 11, 2025, including investors who held MDU Resources common stock as of October 21, 2024, and acquired the Company’s common stock in connection with the Separation. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, based on allegedly false and misleading statements related to the Company’s backlog conversion cycle and its impact on the Company’s business, operations, and prospects. The complaint sought unspecified damages, an award of costs and expenses, and other unspecified relief. On May 29, 2025, the Company announced the class action lawsuit had been voluntarily dismissed.
Item 1A. Risk Factors.
As of June 30, 2025, there were no material changes to the Company's risk factors that were previously disclosed in the Company’s 2024 Annual Report. Please refer to the Company's 2024 Annual Report for the risk factors that could materially harm the Company's business, prospects, financial condition and/or financial results if they occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
10.1	Everus Construction Group, Inc. Director Compensation Policy, as amended and restated on May 22, 2025.+	X
10.2	Everus Construction Group, Inc. Deferred Compensation Plan for Directors, as amended and restated on May 22, 2025.+	X
10.3	Form of Everus Construction Group, Inc. Annual Director Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan+	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everus Construction Group, Inc.

Date:	August 13, 2025	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)