Form 10-Q
period 2025-09-30
Everus Construction Group, Inc.
filed 2025-11-05
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2025: 51,006,575 shares.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Operating revenues	$986,820	$760,985	$2,734,915	$2,090,047
Cost of sales	862,598	671,085	2,398,331	1,836,853
Gross profit	124,222	89,900	336,584	253,194
Selling, general and administrative expenses	51,841	36,191	140,712	109,292
Operating income	72,381	53,709	195,872	143,902
Interest income	1,369	—	2,858	—
Interest expense	5,441	2,851	16,437	8,823
Other income, net	3,745	1,071	6,220	3,683
Income before income taxes and income from equity method investments	72,054	51,929	188,513	138,762
Income taxes	20,617	13,995	53,598	37,606
Income from equity method investments	5,540	3,833	11,577	7,797
Net income	$56,977	$41,767	$146,492	$108,953

Earnings per share:
Basic	$1.12	$0.82	$2.87	$2.14
Diluted	$1.11	$0.82	$2.87	$2.14
Weighted average common shares outstanding:
Basic	51,048	50,972	51,044	50,972
Diluted	51,137	50,972	51,107	50,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$56,977	$41,767	$146,492	$108,953
Comprehensive income attributable to common stockholders	$56,977	$41,767	$146,492	$108,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$149,167	$86,012
Receivables, net of allowance for credit losses of $3,192 and $7,097, respectively	743,735	590,028
Contract assets	250,477	167,049
Inventories	47,957	43,750
Prepayments and other current assets	24,055	30,390
Total current assets	1,215,391	917,229
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $170,975 and $157,278, respectively	151,968	134,409
Goodwill	143,224	143,224
Operating lease right-of-use assets	83,000	67,045
Investments	25,740	21,286
Other noncurrent assets	4,413	5,270
Total noncurrent assets	408,345	371,234
Total assets	$1,623,736	$1,288,463
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,000	$15,000
Contract liabilities, net	269,832	207,304
Accounts payable	213,055	138,097
Taxes payable	11,756	6,768
Accrued compensation	97,439	67,815
Current portion of operating lease liabilities	30,933	26,354
Accrued payroll-related liabilities	43,794	38,995
Other accrued liabilities	10,045	13,037
Total current liabilities	691,854	513,370
Noncurrent liabilities:
Long-term debt, net of unamortized issuance costs	270,074	280,648
Deferred income taxes	12,440	8,161
Operating lease liabilities	53,576	41,200
Other noncurrent liabilities	22,746	22,472
Total noncurrent liabilities	358,836	352,481
Total liabilities	$1,050,690	$865,851
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.01 par value, none issued and outstanding	$—	$—
Common stock, 300,000,000 shares authorized, $0.01 par value, 51,006,575 and 50,980,924 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	510	510
Other paid-in capital	142,072	138,130
Retained earnings	430,464	283,972
Total stockholders’ equity	573,046	422,612
Total liabilities and stockholders’ equity	$1,623,736	$1,288,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2024	50,980,924	$510	$138,130	$283,972	$422,612
Net income	—	—	—	36,672	36,672
Stock-based compensation	18,304	—	915	—	915
Balance as of March 31, 2025	50,999,228	510	139,045	320,644	460,199
Net income	—	—	—	52,843	52,843
Stock-based compensation	7,347	—	1,367	—	1,367
Balance as of June 30, 2025	51,006,575	510	140,412	373,487	514,409
Net income	—	—	—	56,977	56,977
Stock-based compensation	—	—	1,660	—	1,660
Balance as of September 30, 2025	51,006,575	$510	$142,072	$430,464	$573,046

	Common Stock
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2023	1,000	$1	$136,184	$312,665	$448,850
Net income	—	—	—	28,214	28,214
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	1,006	(13,764)	(12,758)
Balance as of March 31, 2024	1,000	1	137,190	327,115	464,306
Net income	—	—	—	38,972	38,972
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	463	(13,750)	(13,287)
Balance as of June 30, 2024	1,000	1	137,653	352,337	489,991
Net income	—	—	—	41,767	41,767
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	294	(78,749)	(78,455)
Balance as of September 30, 2024	1,000	$1	$137,947	$315,355	$453,303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$146,492	$108,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,193	16,961
Amortization of intangible assets	116	1,538
Deferred income taxes	3,911	(5,570)
Provision for credit losses	(1,511)	(51)
Amortization of debt issuance costs	1,182	—
Stock-based compensation costs	4,788	1,034
Net unrealized gains on investments	(566)	(531)
Gain on sale of assets	(5,147)	(5,513)
Equity in earnings of unconsolidated affiliates, net of distributions	(4,091)	(4,788)
Changes in current assets and liabilities:
Receivables	(152,196)	(115,174)
Due from related-party	—	(763)
Contract assets	(83,428)	(10,275)
Inventories	(4,207)	(4,214)
Other current assets	6,335	(2,303)
Contract liabilities, net	62,528	23,833
Accounts payable	75,076	44,265
Due to related-party	—	10
Other current liabilities	36,342	32,760
Other noncurrent changes	1,823	2,510
Net cash provided by operating activities	108,640	82,682
Investing activities:
Capital expenditures	(42,119)	(34,506)
Net proceeds from sale or disposition of property, plant and equipment	8,269	9,587
Proceeds from insurance contracts	2,174	—
Investments	(1,971)	(570)
Net cash used in investing activities	(33,647)	(25,489)
Financing activities:
Repayment of long-term debt	(11,250)	—
Tax withholding on stock-based compensation	(588)	—
Net amounts received from MDU Resources cash management program	—	45,994
Transfers to CEHI, LLC and MDU Resources	—	(104,201)
Net cash used in financing activities	(11,838)	(58,207)
Increase (decrease) in cash, cash equivalents and restricted cash	63,155	(1,014)
Cash, cash equivalents and restricted cash - beginning of period	86,012	1,567
Cash, cash equivalents and restricted cash - end of period	$149,167	$553
Supplemental Cash Flow Information:
Interest paid	$15,083	$8,825
Income taxes paid, net	$46,245	$39,183
Noncash investing activities:
Purchases of property, plant and equipment included in Accounts payable	$303	$293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Background and Nature of Operations
Nature of Operations
Everus Construction Group, Inc. (the “Company” or “Everus”) is a leading construction solutions provider headquartered in Bismarck, North Dakota, offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, transportation, utility and other customers. The Company operates throughout most of the United States through two reportable, operating segments:
Electrical & Mechanical (“E&M”): Contracting services including construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, renewables infrastructure and mechanical piping and services to customers in both the public and private sectors.
Transmission & Distribution (“T&D”): Contracting services including construction and maintenance of overhead and underground electrical, gas, communication infrastructure and transportation-related lighting, as well as the manufacture and distribution of overhead and underground transmission line construction equipment and tools.
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
The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other future period.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the unaudited condensed consolidated financial statements. For periods prior to the Separation, the unaudited condensed consolidated financial statements also included expense allocations for certain functions that were provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $4.9 million and $27.6 million for the three and nine months ended September 30, 2024, respectively. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder principally allocated on the basis of percentage of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have been incurred if the Company had obtained these services from a third party. Refer to Note 14 – Related-Party Transactions for more information on the transition services agreement between the Company and MDU Resources.
Earnings per share (“EPS”) information has been retrospectively adjusted for periods prior to the Separation on the unaudited condensed consolidated statements of income to reflect the Distribution. Refer to Note 8 – Earnings Per Share for more information on the share counts used in the EPS calculations.
Prior to the Separation, the Company historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. The Company had related-party agreements in place with Centennial for the financing of its capital needs, which were reflected as related-party notes payable on the unaudited condensed consolidated balance sheets for periods prior to the Separation. Interest expense in the unaudited condensed consolidated statements of income for periods prior to the Separation reflected the allocation of interest on borrowing and funding associated with the related-party agreements. Following the Separation, the Company has implemented its own centralized cash management program and has access to third-party credit facilities to fund day-to-day operations. For additional information related to the Company’s current financing arrangements and related interest expense recognition, refer to Note 6 – Debt and Note 14 – Related-Party Transactions.
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
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through November 5, 2025, the date of issuance of these unaudited condensed consolidated financial statements and determined that no additional events requiring disclosure occurred.
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
Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amounts of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the unaudited condensed consolidated balance sheets attributable to the Captive Cell were as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash, cash equivalents and restricted cash	$19,277	$16,057
Other accrued liabilities	2,231	1,816
Other noncurrent liabilities	$7,002	$9,271

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
For those joint ventures accounted for using proportionate consolidation, the Company recorded $0.1 million and $0.6 million of operating revenues, respectively, and a nominal amount and $0.2 million of operating income for the three and nine months ended September 30, 2024, respectively, in the unaudited condensed consolidated statements of income. As of December 31, 2024, the Company did not have any remaining interest in assets from these joint ventures.
For those joint ventures accounted for under the equity method, the Company’s pro rata share of net income is included in Income from equity method investments in the unaudited condensed consolidated statements of income and the Company’s investment balances for the joint ventures are included in Investments in the unaudited condensed consolidated balance sheets.
For the three and nine months ended September 30, 2025, the Company recognized income from equity method joint ventures of $5.5 million and $11.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized income from equity method joint ventures of $3.8 million and $7.8 million, respectively.
The Company’s investments in equity method joint ventures as of September 30, 2025 and December 31, 2024, were $18.4 million and $14.3 million, respectively.
Cash, Cash Equivalents and Restricted Cash
As of September 30, 2025 and December 31, 2024, the Company’s cash was held in highly liquid bank accounts, including checking accounts and/or money market deposit accounts. In addition, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s Captive Cell that are to be used solely for the Captive Cell’s purposes.
As of September 30, 2025 and December 31, 2024, the Company had $149.2 million and $86.0 million of cash, cash equivalents, and restricted cash, respectively, including $19.3 million and $16.1 million of restricted cash held by the Captive Cell, respectively.
For the three and nine months ended September 30, 2025, the Company earned $1.3 million and $2.8 million of interest income, including $1.2 million and $2.7 million from its central cash management program, respectively, and $0.1 million for both periods presented from the Company’s Captive Cell. There was no such activities earning interest income for the three and nine months ended September 30, 2024.
Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services, net of expected credit losses. The Company’s trade receivables are all due in 12 months or less. Receivables, net was summarized as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Trade receivables:
Completed contracts	$38,225	$42,462
Contracts in progress	701,141	546,543
Other	7,561	8,120
Receivables, gross	746,927	597,125
Less: allowance for expected credit losses	(3,192)	(7,097)
Receivables, net	$743,735	$590,028

The following table presents the opening and closing balances of Receivables, net as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Balance at beginning of period	$590,028	$449,626
Net change during period	153,707	140,402
Balance at end of period	$743,735	$590,028
Details of the Company's activity related to the allowance for expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$3,006	$7,257	$7,097	$7,967
Current expected credit loss provision	218	83	(1,511)	(51)
Less: write-offs charged against the allowance	(32)	(84)	(2,394)	(672)
Credit loss recoveries collected	—	44	—	56
Balance at end of period	$3,192	$7,300	$3,192	$7,300
Inventories
The value of inventories may decrease due to obsolescence, physical deterioration, damage, costs to repair, changes in price levels or other causes. Inventory valuation write-downs, as well as inventory allowances, are determined based on specific facts and circumstances.
Inventories were summarized as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Materials and supplies	$15,567	$6,771
Work in process	4,524	—
Finished goods	28,453	36,979
Less: valuation allowance	(587)	—
Inventory	$47,957	$43,750
As of September 30, 2025 and December 31, 2024, finished goods primarily consisted of manufactured equipment and tools held for sale and/or resale.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provided guidance to address investors’ requests for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development costs. The standard will be effective for fiscal year December 31, 2027, and interim periods beginning January 1, 2028. The Company is currently evaluating the impact the guidance will have on its disclosures for the year ending December 31, 2027 and future interim periods beginning in 2028.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided guidance to address stakeholders feedback on the challenges of applying Topic 326 to current accounts receivable and current contract assets, specifically related to the costs and complexities of developing reasonable and supportable forecasts to support the estimation of expected credit losses. As a result, this update provides a practical expedient for all entities that allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing such forecasts. The standard will be effective for fiscal year December 31, 2026, and interim periods beginning January 1, 2026. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements as well as whether the Company will early-adopt the standard.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provided guidance to address stakeholders feedback for modernizing the accounting for internal-use software costs due to the different methods of software development. This update amended the accounting and disclosure of internal-use software costs and provided entities updated recognition requirements for capitalizing internal-use software development costs, as well as website development costs. The standard will be effective for fiscal year December 31, 2028, and interim periods beginning January 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements as well as whether the Company will early-adopt the standard.
Immaterial restatement of prior period condensed consolidated statement of cash flows and related footnote disclosures
As disclosed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the Company’s 2024 Annual Report, immaterial errors were identified within previously filed annual and interim Consolidated Balance Sheets, Consolidated Statements of Cash Flows and corresponding revenue footnote disclosures related to the balance sheet classification of Receivables, net, Contract assets, Noncurrent retention receivable, and Contract liabilities, net. The errors related to the inappropriate presentation of retainage receivable on a gross basis rather than netting with contract assets and contract liabilities under ASC 606 - Revenue from Contracts with Customers, as well as the classification of short-term retainage receivable within Receivables, net.

Consistent with the restatements to the annual financial statements included in the Company’s 2024 Annual Report, the Company has restated the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and related footnote disclosures in Note 3 - Revenue from Contracts with Customers for the three and nine months ended September 30, 2024, to correct the errors which management has evaluated and concluded are immaterial to such interim financial statement and related footnote disclosures. While the restatement of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 affected line items reported within cash flows from operating activities, it did not impact total cash flows from operating activities, investing activities or financing activities for the nine months ended September 30, 2024. Further, the restatement did not impact the Consolidated Statements of Income for either the three or nine months ended September 30, 2024.
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
As of September 30, 2025 and December 31, 2024, $67.4 million and $56.2 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of September 30, 2025 and December 31, 2024, the Company recorded loss provisions of $2.6 million and $1.0 million, respectively, in Contract liabilities, net on the unaudited condensed consolidated balance sheets related to contracts that are still being completed.
The Company had claim positions of $34.4 million and $54.9 million that were excluded from the contract transaction price as of September 30, 2025 and December 31, 2024, respectively. The Company continues to evaluate these active claims and no impact to operating income during the quarter.
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

Additionally, the cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. Changes in estimates may result from contract modifications, which affects the estimated progress of the related performance obligations. As a result, the Company recognizes additional revenue on a cumulative catch-up basis in the current period from performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue if the current estimated progress is less than the previous estimate. In some instances, contract modifications may occur after completion of work under the contract. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
Since these changes in estimates could significantly affect our profitability, the Company reviews and updates contract-related estimates regularly and recognizes adjustments in estimated gross profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact to gross profit is recognized in the period that the adjustment is identified. As such, future operating revenues and gross profit of contract performance are recognized using the adjusted estimates.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by approximately $51.6 million and $102.2 million for the three and nine months ended September 30, 2025, respectively. As result, net income was positively net impacted by $37.9 million and $74.8 million and diluted EPS by $0.74 and $1.46, respectively.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by approximately $25.8 million and $71.5 million for the three and nine months ended September 30, 2024, respectively. As result, net income was positively net impacted by $19.4 million and $53.1 million and diluted EPS by $0.38 and $1.04, respectively.
For the three and nine months ended September 30, 2025, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $21.0 million and $46.4 million, respectively, which resulted in positive net impacts to net income of $15.4 million and $34.0 million and diluted EPS of $0.30 and $0.67, respectively.
During the three and nine months ended September 30, 2024, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $4.9 million and $20.4 million, respectively, which resulted in positive net impacts to net income of $3.7 million and $15.1 million and diluted EPS of $0.07 and $0.30, respectively.
The changes in estimates resulted from changes in performance estimates due to revisions to total estimated costs and/or anticipated contract value and from the mitigation of risks and contingencies as projects progressed to completion. The changes in estimates were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period. Additional discussion on the impact of these changes in estimates can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
The following tables present revenue disaggregated by contract type:

Three months ended September 30, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$396,402	$118,828	$515,230
Cost reimbursable*	362,826	63,966	426,792
Unit-price	8,084	40,618	48,702
Total contract revenues	767,312	223,412	990,724
Eliminations	(1,772)	(2,132)	(3,904)
Total operating revenues	$765,540	$221,280	$986,820
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Three months ended September 30, 2024	E&M	T&D	Total
	(In thousands)
Fixed-price	$326,972	$106,936	$433,908
Cost reimbursable*	194,892	74,720	269,612
Unit-price	15,031	46,848	61,879
Total contract revenues	536,895	228,504	765,399
Eliminations	(2,154)	(2,260)	(4,414)
Total operating revenues	$534,741	$226,244	$760,985
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Nine months ended September 30, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$1,126,383	$326,205	$1,452,588
Cost reimbursable*	972,574	192,870	1,165,444
Unit-price	30,182	101,736	131,918
Total contract revenues	2,129,139	620,811	2,749,950
Eliminations	(7,994)	(7,041)	(15,035)
Total operating revenues	$2,121,145	$613,770	$2,734,915
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Nine months ended September 30, 2024	E&M	T&D	Total
	(In thousands)
Fixed-price	$966,035	$282,582	$1,248,617
Cost reimbursable*	466,489	223,179	689,668
Unit-price	49,254	118,016	167,270
Total contract revenues	1,481,778	623,777	2,105,555
Eliminations	(5,627)	(9,881)	(15,508)
Total operating revenues	$1,476,151	$613,896	$2,090,047
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.
The following table presents revenue disaggregated by customer type:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Commercial	$553,077	$327,403	$1,480,106	$860,088
Institutional	90,951	93,390	286,612	274,916
Industrial	70,114	76,493	233,802	236,349
Service & other	33,699	29,195	85,796	82,874
Renewables	19,471	10,414	42,823	27,551
Total E&M	767,312	536,895	2,129,139	1,481,778
Utility	196,471	206,669	545,971	559,922
Transportation	26,941	21,835	74,840	63,855
Total T&D	223,412	228,504	620,811	623,777
Eliminations	(3,904)	(4,414)	(15,035)	(15,508)
Total operating revenues	$986,820	$760,985	$2,734,915	$2,090,047

Uncompleted Contracts and Contract Assets and Contract Liabilities
Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Costs incurred on uncompleted contracts	$7,458,281	$7,034,838
Estimated earnings	1,031,582	995,766
Costs and estimated earnings on uncompleted contracts	8,489,863	8,030,604
Less: billings to date	(8,509,218)	(8,070,859)
Net contract liabilities	$(19,355)	$(40,255)
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts from contracting services usually stipulate the timing of payment, which is defined by the terms found within the various contracts under which work was performed during the period. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. A variance in timing of the billings in comparison to the timing of revenue recognition may result in contract assets or contract liabilities.
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
Contract assets and contract liabilities, net consisted of the following as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Unbilled revenue	$181,478	$124,007
Retainage	68,999	43,042
Contract assets	$250,477	$167,049

Deferred revenue	$368,812	$279,430
Accrued loss provision	2,570	1,021
Less: retainage	(101,550)	(73,147)
Contract liabilities, net	$269,832	$207,304

The following table presents the opening and closing balances of contract assets (liabilities) as of:

	September 30, 2025			December 31, 2024
	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)
	(In thousands)
Balance at beginning of period	$167,049	$(207,304)	$(40,255)	$206,235	$(140,108)	$66,127
Net change during period	83,428	(62,528)	20,900	(39,186)	(67,196)	(106,382)
Balance at end of period	$250,477	$(269,832)	$(19,355)	$167,049	$(207,304)	$(40,255)
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
The Company recognized a net increase in revenues of $12.7 million and $146.4 million for the three and nine months ended September 30, 2025, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2024. The Company recognized a net increase in revenues of $46.6 million and $136.5 million for the three and nine months ended September 30, 2024, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2023.
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
As of September 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $2.69 billion and $2.46 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of September 30, 2025, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
E&M	$1,957,655	$403,465
T&D	269,585	61,525
Total	$2,227,240	$464,990
Note 4 – Goodwill and Other Intangible Assets
Goodwill
The Company’s carrying amount of goodwill remained unchanged at $143.2 million as of both September 30, 2025 and December 31, 2024. The Company’s reporting units are E&M, T&D, and Wagner Smith Equipment (“WSE”). WSE is within the T&D reportable segment. Goodwill also remained unchanged for each reportable segment as of both September 30, 2025 and December 31, 2024, with $115.9 million for E&M and $27.3 million for T&D. No impairments of goodwill were recorded for the three and nine months ended September 30, 2025 and 2024.

Other Intangible Assets
Finite-lived intangible assets, which were classified in Other noncurrent assets, were as follows as of:

December 31, 2024
(In thousands)
Customer relationships	$10,450
Less: accumulated amortization	(10,334)
Net customer relationships	116
Total	$116
During the third quarter of 2025, the Company wrote off the remaining asset cost and associated accumulated amortization of the finite-lived intangible assets related to customer relationships that were fully amortized.
Amortization expense for finite-lived intangible assets was $0.1 million for the nine months ended September 30, 2025. As a result of the finite-lived intangible assets being fully amortized during the first quarter of 2025, there was no future amortization expense remaining for finite-lived intangible assets.
Amortization expense for finite-lived intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.
Amortization expense is recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
No impairments of finite-lived intangible assets were recorded for the three and nine months ended September 30, 2025 and 2024.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its investments in certain fixed income and equity securities at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified deferred compensation plan for the Company's executive officers and certain key management employees. The Company invests in these fixed income and equity securities for the purpose of earning investment returns and capital appreciation. Prior to the Separation, the Company was a participant in MDU Resources’ benefit and compensation plans. These investments, which totaled $7.4 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively, were included in Investments on the unaudited condensed consolidated balance sheets. The Company recognized net unrealized gains on these investments of $0.3 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. The net unrealized gains on these investments were $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. The change in fair value was classified in Other income, net on the unaudited condensed consolidated statements of income.
The estimated fair values of the Company’s Level 2 insurance contracts are based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair values. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.

The estimated fair values of the Company’s Cash, cash equivalents and restricted cash, Receivables, Accounts payable and Other accrued liabilities approximate their carrying values due to the short-term maturities of these instruments.
The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair values of the assets and liabilities held by the Captive Cell approximated their carrying values as of both September 30, 2025 and December 31, 2024. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of September 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2025
	(In thousands)
Assets:
Insurance contracts	$—	$7,369	$—	$7,369
Total assets measured at fair value	$—	$7,369	$—	$7,369

	Fair Value Measurements as of December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
	(In thousands)
Assets:
Insurance contracts	$—	$4,766	$—	$4,766
Total assets measured at fair value	$—	$4,766	$—	$4,766
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company applies the provisions of ASC 820 to its nonrecurring, nonfinancial measurements of nonfinancial assets and liabilities, including long-lived asset impairments. These nonfinancial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. No long-lived asset impairments were recorded for both of the three and nine months ended September 30, 2025 and 2024.
Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt as of both September 30, 2025 and December 31, 2024, was not measured at fair value on the unaudited condensed consolidated balance sheets, but the corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 6 – Debt for additional information on the Company’s long-term debt.
The estimated fair value of the Company's Level 2 gross long-term debt, including current long-term debt, was as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Carrying value	$288,750	$300,000
Fair value	$291,369	$298,559

Note 6 - Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of both September 30, 2025 and December 31, 2024. Non-compliance with applicable covenants or conditions may constitute an event of default under the loan agreement. Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding.
Long-Term Debt
Long-term debt outstanding was as follows as of:

	Weighted Average Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
	(percentage)	(In thousands)
Term loan due on October 31, 2029	6.00%	$288,750	$300,000
Revolving credit facility		—	—
Less: unamortized debt issuance costs		(3,676)	(4,352)
Total long-term debt		285,074	295,648
Less: long-term debt - current portion		(15,000)	(15,000)
Long-term debt		$270,074	$280,648
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
As of September 30, 2025 and December 31, 2024, there was no outstanding balance under the Revolving Credit Facility, but there were $17.6 million and $15.6 million of outstanding standby letters of credit, respectively. As a result, the Company had a borrowing capacity of $207.4 million and $209.4 million under the Revolving Credit Facility, respectively.
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
The Company incurred $5.4 million of interest expense related to the Credit Agreement for the three months ended September 30, 2025, consisting of $4.8 million of interest on outstanding borrowings, $0.4 million of debt issuance costs amortization and $0.2 million of unused commitment fees.
The Company incurred $16.3 million of interest expense related to the Credit Agreement for the nine months ended September 30, 2025, consisting of $14.5 million of interest on outstanding borrowings, $1.2 million of debt issuance costs amortization and $0.6 million of unused commitment fees.
The Company did not incur any interest expense related to the Credit Agreement for the three and nine months ended September 30, 2024, as the agreement had not yet commenced during these periods. Refer to Note 14 – Related-Party Transactions for additional information on related-party interest expense pertaining to periods prior to the Separation.
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions. During the nine months ended September 30, 2025, the Company paid its required quarterly amortization payments of the Term Loan totaling $11.3 million, along with $14.5 million of associated interest.

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
The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated total net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, each determined as of the end of each fiscal quarter. Per the Credit Agreement, consolidated total net leverage ratio is defined as the ratio of (a) consolidated funded indebtedness of the Company to (b) last twelve months (“LTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest coverage ratio is defined as the ratio of (a) LTM EBITDA to (b) consolidated cash interest expense of the Company. The consolidated total net leverage ratio may be increased at the Company’s option to 3.50 to 1.00 in connection with certain qualifying material acquisitions. The covenants also include restrictions on the sale of certain assets, loans and investments.
Schedule of Debt Maturities
As of September 30, 2025, the long-term debt maturities schedule, excluding unamortized debt issuance costs, for the remainder of 2025 and the four years following December 31, 2025, aggregated as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$3,750	$15,000	$15,000	$15,000	$240,000	$288,750
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
The following table provides information on the Company's lease costs for operating leases:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Lease costs:
Operating lease cost	$10,337	$8,156	$28,334	$22,769
Variable lease cost	438	319	1,179	917
Short-term lease cost	28,436	27,965	76,966	75,703
Total lease costs	$39,211	$36,440	$106,479	$99,389
The following is summary information of lease terms and discount rates for operating leases as of:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.14 years	1.38 years
Weighted average discount rate (in percentages)	5.61%	5.50%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Nine months ended September 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$27,343	$22,653
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,471	$38,454
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheets was as follows:

September 30, 2025
(In thousands)
Remainder of 2025	$9,551
2026	31,919
2027	21,206
2028	12,000
2029	7,170
Thereafter	12,197
Total	94,043
Less: discount	(9,534)
Total operating lease liabilities	$84,509
As of September 30, 2025, the Company did not have any material leases that have not yet commenced.
Lessor Accounting
The Company leases certain equipment to third parties. These leases are considered short-term operating leases with terms of less than 12 months, with the majority being month-to-month leases currently. The Company recognizes revenue from operating leases in Operating revenues in the unaudited condensed consolidated statements of income on a straight-line basis over the respective operating lease terms.

The following table provides information on the Company's lease income for operating leases:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Lease income:
Operating lease income	$10,704	$10,142	$33,689	$29,979
Total lease income	$10,704	$10,142	$33,689	$29,979
The following table is a maturity analysis of undiscounted cash flows relating to lease payments expected to be received by the Company as a lessor of operating leases as of:

September 30, 2025
(In thousands)
Remainder of 2025	$8,350
Total lease payments	$8,350
The majority of the total lease payments are currently from month-to-month leases as stated above and are included in Receivables, net on the unaudited condensed consolidated balance sheets as rent receivables due to the timing of billings compared to earned operating lease income.
Equipment under operating leases, which was included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, was as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$61,898	$59,549
Less: accumulated depreciation	(31,539)	(29,687)
Property, plant and equipment, net	$30,359	$29,862
Note 8 – Earnings Per Share
Prior to the Separation, Everus Construction had 1,000 common shares issued and outstanding. On October 31, 2024, as part of the Distribution, 50,972,059 shares of Everus common stock were issued and outstanding. Basic and diluted EPS for periods prior to the Separation and Distribution have been retrospectively adjusted to incorporate the Everus shares outstanding on the Distribution date. For comparative purposes, and to provide meaningful insight into the weighted average common shares calculation, the Distribution date share count was assumed to be outstanding throughout periods prior to the Separation and Distribution in the calculation of basic weighted average common shares outstanding. In addition, for periods prior to the Separation and Distribution, it was assumed that there were no dilutive or anti-dilutive equity instruments as there were no Everus stock-based awards outstanding during those periods.
Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. The Company calculates diluted EPS using the treasury stock method. Diluted EPS is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of any potentially dilutive securities, except in cases where the effect of such securities would be anti-dilutive.

Basic and diluted EPS were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net income	$56,977	$41,767	$146,492	$108,953

Weighted average common shares outstanding - basic	51,048	50,972	51,044	50,972
Effect of dilutive securities - share-based awards	89	—	63	—
Weighted average common shares outstanding - diluted	51,137	50,972	51,107	50,972

EPS - basic	$1.12	$0.82	$2.87	$2.14
EPS - diluted	$1.11	$0.82	$2.87	$2.14

Shares excluded from the calculation of diluted EPS due to their anti-dilutive effect	9	—	3	—
Note 9 – Stock-Based Compensation
The Company is currently authorized to issue 2.5 million restricted stock units (“RSUs”) and other stock-based awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of September 30, 2025, there were 2.2 million shares available for grant under the Everus LTIP. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.
Total stock-based compensation expense, including Company participants and non-employee directors, was $1.9 million and $4.8 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense was included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
Restricted Stock Units
During the nine months ended September 30, 2025, the Company’s compensation committee granted 47,705 time-vesting RSUs to key employees under the Everus LTIP at a weighted average grant date fair value per share of $49.60. The time-vesting RSUs generally vest ratably in equal installments over three years, contingent on continued employment through the vesting periods. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
During the nine months ended September 30, 2025, 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested RSUs. The gross issuance of 30,939 shares of common stock was considered a noncash financing activity, as no cash was exchanged for the shares. However, the Company withheld/repurchased 12,635 to satisfy the employees withholding tax obligations, as evidenced by the financing cash outflow on the condensed consolidated statement of cash flows.
During the nine months ended September 30, 2025, the Company’s compensation committee granted 19,664 time-vesting RSUs to the Company’s non-employee directors under the Everus LTIP at a weighted average grant date fair value per share of $59.13. The time-vesting RSUs generally vest over one year on the first anniversary of the Company's 2025 Annual Meeting of Stockholders, contingent on continued service on the Everus board of directors. Upon vesting, the non-employee directors may receive dividends, if any, that accumulate during the vesting period.
Performance Share Awards
During the nine months ended September 30, 2025, the Company’s compensation committee granted 55,092 performance share awards, consisting of performance share units (“PSUs”), at target under the Everus LTIP. These PSUs are generally earned over a three-year vesting period and are tied to specific financial and market metrics. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.

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
Other Stock Awards
Prior to the non-employee director RSU grants, the non-employee directors received shares of common stock in addition to cash payments for directors’ fees through fully vested stock award grants. On May 22, 2025, the Company granted 6,778 shares with a grant date fair value of $0.4 million to the non-employee directors.
During the nine months ended September 30, 2025, the Company issued 569 shares of common stock to certain non-employee directors who chose to convert a portion of their monthly cash payments for directors’ fees into shares of common stock, which represented noncash financing activities.
Note 10 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three and nine months ended September 30, 2025, income tax expense was $20.6 million and $53.6 million, respectively, resulting in an effective tax rate of 26.6% and 26.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 differed from the 2025 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses and non-deductible employee compensation.
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
The effective tax rates for the three and nine months ended September 30, 2025 differed from the effective tax rates for the three and nine months ended September 30, 2024 due to changes in the Company’s permanent book-tax differences between those periods, specifically increased permanent add-back for meals and entertainment expenses and non-deductible employee compensation.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. The Company accounted for the tax law changes in the third quarter of 2025. Among the tax law changes that affect the Company relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The tax law changes with respect to OBBBA had an immaterial impact to the Company’s unaudited condensed consolidated financial statements in the third quarter of 2025.
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
Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:

Three months ended September 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$767,312	$223,412	$—	$990,724
Eliminations	(1,772)	(2,132)	—	(3,904)
Total segment operating revenues	765,540	221,280	—	986,820
Cost of sales	679,340	183,424	(166)	862,598
Gross profit	86,200	37,856	166	124,222
Selling, general and administrative expenses	29,224	10,343	12,274	51,841
Operating income	$56,976	$27,513	$(12,108)	72,381
Interest income				1,369
Interest expense				5,441
Other income, net				3,745
Total consolidated income before income taxes and income from equity method investments				$72,054

Three months ended September 30, 2024	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$536,895	$228,504	$—	$765,399
Eliminations	(2,154)	(2,260)	—	(4,414)
Total segment operating revenues	534,741	226,244	—	760,985
Cost of sales	480,149	190,985	(49)	671,085
Gross profit	54,592	35,259	49	89,900
Selling, general and administrative expenses	19,649	10,001	6,541	36,191
Operating income	$34,943	$25,258	$(6,492)	53,709
Interest expense				2,851
Other income, net				1,071
Total consolidated income before income taxes and income from equity method investments				$51,929

Nine months ended September 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$2,129,139	$620,811	$—	$2,749,950
Eliminations	(7,994)	(7,041)	—	(15,035)
Total segment operating revenues	2,121,145	613,770	—	2,734,915
Cost of sales	1,880,567	518,266	(502)	2,398,331
Gross profit	240,578	95,504	502	336,584
Selling, general and administrative expenses	80,065	29,868	30,779	140,712
Operating income	$160,513	$65,636	$(30,277)	195,872
Interest income				2,858
Interest expense				16,437
Other income, net				6,220
Total consolidated income before income taxes and income from equity method investments				$188,513

Nine months ended September 30, 2024	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$1,481,778	$623,777	$—	$2,105,555
Eliminations	(5,627)	(9,881)	—	(15,508)
Total segment operating revenues	1,476,151	613,896	—	2,090,047
Cost of sales	1,312,538	524,461	(146)	1,836,853
Gross profit	163,613	89,435	146	253,194
Selling, general and administrative expenses	62,842	29,353	17,097	109,292
Operating income	$100,771	$60,082	$(16,951)	143,902
Interest expense				8,823
Other income, net				3,683
Total consolidated income before income taxes and income from equity method investments				$138,762
Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

	Three months ended,
	September 30, 2025		September 30, 2024
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$1,415	$5,917	$1,618	$4,753
Interest expense	(2,431)	946	(54)	982
Income tax expense	17,033	6,646	9,806	6,249
Capital expenditures*	$2,575	$7,346	$2,701	$15,256

	Nine months ended,
	September 30, 2025		September 30, 2024
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$4,268	$17,162	$4,794	$13,848
Interest expense	(5,728)	2,644	117	3,030
Income tax expense	46,770	15,900	28,478	14,596
Capital expenditures*	$12,699	$29,269	$5,641	$28,726
__________________
*Capital expenditures for the three and nine months ended September 30, 2025 and 2024 include noncash transactions for capital expenditure-related Accounts payable.

Reconciliations of reportable segment assets to consolidated assets were as follows as of:

	September 30, 2025	December 31, 2024
	(In thousands)
E&M segment assets	$1,019,499	$764,470
T&D segment assets	440,100	410,887
Total reportable segment assets	1,459,599	1,175,357
Other assets	188,781	161,016
Eliminations	(24,644)	(47,910)
Total consolidated assets	$1,623,736	$1,288,463
For more information about the disaggregation of the Company’s revenue by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.
Revenue from a single customer accounted for approximately 17% and 16% of total operating revenues for the three and nine months ended September 30, 2025, respectively, which was included in the E&M segment. No single customer accounted for more than 10% of total operating revenues for the three and nine months ended September 30, 2024.
At a segment level, revenue from two E&M customers individually accounted for approximately 22% and 11% of total E&M segment revenues for three months ended September 30, 2025, respectively, and for approximately 21% and 11% of total E&M segment revenues for the nine months ended September 30, 2025, respectively. No single E&M customer accounted for more than 10% of total E&M segment revenues for the three and nine months ended September 30, 2024.
As for T&D, revenue from a single T&D customer accounted for approximately 16% and 17% of total T&D segment revenues for the three and nine months ended September 30, 2025, respectively. A single T&D customer accounted for approximately 15% and 18% of total T&D segment revenues for the three and nine months ended September 30, 2024, respectively.
Trade receivables from a single customer accounted for approximately 17% of total trade receivables as of September 30, 2025, which was included in the E&M segment. No single customer accounted for more than 10% of total trade receivables as of December 31, 2024.
At a segment level, trade receivables from a single E&M customer accounted for approximately 21% of total E&M segment trade receivables as of September 30, 2025. Trade receivables from a single customer accounted for approximately 10% of total E&M segment trade receivables as of December 31, 2024.
As for T&D, trade receivables from a single T&D customer accounted for approximately 11% of total T&D segment trade receivables as of September 30, 2025. No single customer accounted for more than 10% of total T&D trade receivables as of December 31, 2024.
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
Net expenses incurred by the Company under these plans were $0.5 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

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
Litigation
As of September 30, 2025 and December 31, 2024, the Company accrued for estimated litigation-related contingent liabilities that have not been discounted of $3.7 million and $4.5 million, respectively, which were included in either Other accrued liabilities or Other noncurrent liabilities on the unaudited condensed consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carrier, any amounts due related to the litigation will be paid directly by the Company’s insurance carrier. As a result, the Company had estimated net loss litigation-related contingent liabilities, after estimated insurance claim receivables, of $0.5 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively, reflecting the amounts that the Company would be responsible for resulting from litigation.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of September 30, 2025 and December 31, 2024, the potential maximum payment amounts the Company would be required to make under the outstanding surety bonds were approximately $697.9 million and $717.0 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. The job performance guarantees are related to contracts for contracting services. As of September 30, 2025 and December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $739.6 million and $542.7 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $33.0 million for the remainder of 2025, $547.1 million in 2026, $120.1 million in 2027, $17.2 million in 2028, $3.4 million in 2029 and $18.8 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition to the above guarantees, there were $17.6 million and $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of September 30, 2025 and December 31, 2024, respectively. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our Revolving Credit Facility, refer to Note 6 – Debt.

Note 14 – Related-Party Transactions
Transition Services Agreement
On October 31, 2024, as part of the Separation, the Company and MDU Resources entered into a transition services agreement whereby the Company and MDU Resources provide certain transition services to each other. The transition services agreement outlines services that are provided between parties related to tax, legal, treasury, human resources, information technology, risk management and other general and administrative functions. For the three and nine months ended September 30, 2025, the Company incurred $1.1 million and $3.7 million of transition services expenses related to services from MDU Resources, respectively, which were reflected in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. During the second quarter of 2025, the Company deemed $0.5 million of transition services expenses from the first quarter of 2025 to be recurring in nature and thus, not transition services expenses. For both of the three and nine months ended September 30, 2025, the Company received an immaterial amount for its services to MDU Resources, which was reflected in Other income, net on the unaudited condensed consolidated statements of income. The majority of the transition services are expected to be completed over a period of 20 months, but no longer than two years, after the Separation.
Allocation of Corporate Expenses
Prior to the Separation, Centennial and MDU Resources allocated expenses for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $4.9 million and $27.6 million for the three and nine months ended September 30, 2024, respectively.
These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on the basis of percentage of total capital invested, percentage of total average cash management program borrowings with MDU Resources, percentage of total average commercial paper borrowings with Centennial or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Some of the utilization factors considered include the following: number of employees paid and stated as cost per check; number of employees served; weighted factor of travel, managed units, national account spending, equipment and fleet acquisitions; purchase order dollars spent and purchase order line count; number of payments, vouchers or unclaimed property reports; labor hours; time tracked; and projected workload.
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
The Company was allocated interest based on borrowings from or lending to the cash management and financing program as well as the funding related to these agreements as described above. The related-party interest expense associated with the Company’s participation in the cash management and financing program prior to the Separation was $3.0 million and $9.1 million for the three and nine months ended September 30, 2024, respectively.

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
Overview
We are a leading construction solutions provider offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, transportation, utility and other customers. We operate throughout most of the United States through two reportable, operating segments:
Electrical & Mechanical (“E&M”): Contracting services including construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, renewables infrastructure and mechanical piping and services in both the public and private sectors.
Transmission & Distribution (“T&D"): Contracting services including construction and maintenance of overhead and underground electrical, gas, communication infrastructure and transportation-related lighting, as well as the manufacture and distribution of overhead and underground transmission line construction equipment and tools.

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
Economic and Industry Factors Impacting Our Business
We have experienced increased insurance costs and anticipate continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for wildfire risks. We experienced these aforementioned impacts with coverage for our insurance lines on a standalone basis following the Separation and expect further increases in insurance costs during our next renewal cycle due to our revenue growth during the fiscal year thus far. However, we are formulating strategies to minimize these costs and/or ensuring these costs are built into our bidding opportunities going forward.
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

We continued to have bidding opportunities in the specialty contracting markets we have operated in during 2025, as evidenced by our backlog, even with our revenue growth during the fiscal year thus far. We continue to see strong project opportunities across our diverse service offerings, particularly for data center, undergrounding and hospitality work. With our successful track record of executing on complex projects, our long-term customer relationships, safe and skilled workforce, quality of service and effective cost management, we remain well-positioned to benefit from favorable demand drivers, including high tech reshoring, data center construction and utility infrastructure investments, giving us the opportunity to continue securing and executing profitable projects in the future.
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
Before the Separation, we historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. We had related-party agreements in place with Centennial for the financing of our capital needs, which were reflected as related-party notes payable on the unaudited condensed consolidated balance sheets for periods prior to the Separation. Interest expense in the unaudited condensed consolidated statements of income primarily reflected the allocation of interest on borrowing and funding associated with the related-party agreements for periods prior to the Separation. Refer to Note 14 – Related-Party Transactions in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for additional information.

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
Consolidated Results of Operations
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended September 30,
	2025	% of revenues	2024	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$986.8	100.0%	$761.0	100.0%	29.7%
Cost of sales	862.6	87.4	671.1	88.2	28.5
Gross profit	124.2	12.6	89.9	11.8	38.2
Selling, general and administrative expenses	51.8	5.3	36.2	4.7	43.1
Operating income	72.4	7.3	53.7	7.1	34.8
Interest income	1.3	0.1	—	—	100.0
Interest expense	5.4	0.5	2.8	0.4	92.9
Other income, net	3.7	0.4	1.1	0.1	NM
Income before income taxes and income from equity method investments	72.0	7.3	52.0	6.8	38.5
Income taxes	20.6	2.1	14.0	1.8	47.1
Income from equity method investments	5.6	0.6	3.8	0.5	47.4
Net income	$57.0	5.8%	$41.8	5.5%	36.4%
NM - Not Meaningful
Operating Revenues
Operating revenues for the three months ended September 30, 2025, were $986.8 million, an increase of $225.8 million, or 29.7%, from $761.0 million for the three months ended September 30, 2024. E&M revenues rose $230.4 million, or 42.9%, and T&D revenues modestly declined $5.1 million, or 2.2%. See Segment Results of Operations–Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted revenues and accounted for approximately 5.2% of revenues for the three months ended September 30, 2025, compared to 3.4% of revenues for the three months ended September 30, 2024.
For the three months ended September 30, 2025, the changes in estimates mentioned above favorably accounted for approximately 7.1% of revenues, compared to 5.7% of revenues for the three months ended September 30, 2024. Favorable impacts to revenues were primarily due to project pull forward, labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. However, these changes in estimates unfavorably accounted for approximately 1.9% of revenues for the three months ended September 30, 2025, compared to 2.3% of revenues for the three months ended September 30, 2024. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.

Cost of Sales
Cost of sales for the three months ended September 30, 2025, was $862.6 million, an increase of $191.5 million, or 28.5%, from $671.1 million for the three months ended September 30, 2024. This increase primarily related to higher E&M operating costs due to increased workloads and changes in project mix, partially offset by efficiency gains on certain projects and lower T&D operating costs with reduced workloads. Labor, subcontractor, material and equipment and tools costs increased $97.6 million, $45.5 million, $24.1 million and $17.5 million, respectively, along with higher other job expenses of $6.8 million.
Gross Profit
Gross profit for the three months ended September 30, 2025, was $124.2 million, an increase of $34.3 million, or 38.2%, from $89.9 million for the three months ended September 30, 2024. The increase was primarily from increased revenues and gross margin expansion due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. Gross margin increased to 12.6% for the three months ended September 30, 2025, compared to 11.8% for the three months ended September 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2025, were $51.8 million, an increase of $15.6 million, or 43.1%, from $36.2 million for the three months ended September 30, 2024. The increase was primarily driven by higher labor expenses of $12.3 million, including incremental stand-alone operating costs, to support the operational growth of the business, and higher general expenses of $3.7 million including higher corporate overhead expenses.
Operating Income
Operating income for the three months ended September 30, 2025, was $72.4 million, an increase of $18.7 million, or 34.8%, from $53.7 million for the three months ended September 30, 2024. The increase was primarily driven by increased gross profit, partially offset by increased selling, general and administrative expenses, both of which are discussed above. Operating income margin increased to 7.3% for the three months ended September 30, 2025, compared to 7.1% for the three months ended September 30, 2024. See Segment Results of Operations–Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
For the three months ended September 30, 2025, we earned interest income of $1.3 million, including $1.2 million from our central cash management program, including daily cash sweep and money market deposit account programs, and $0.1 million from our Captive Cell. There was no such activities earning interest income for the three months ended September 30, 2024.
Interest Expense
Interest expense for the three months ended September 30, 2025, was $5.4 million, an increase of $2.6 million, or 92.9%, from $2.8 million for the three months ended September 30, 2024. This increase primarily related to average higher debt balances under the Term Loan (as defined below) during the three months ended September 30, 2025, compared to the average debt balances from the related-party cash management program for working capital needs during the three months ended September 30, 2024.
Other Income, Net
Other income, net for the three months ended September 30, 2025, was $3.7 million, an increase of $2.6 million from $1.1 million for the three months ended September 30, 2024. This increase primarily related to miscellaneous income activity, including settlements and rebates, partially offset by miscellaneous expense activity including bank fees.
Income Taxes
Income taxes for the three months ended September 30, 2025, were $20.6 million, an increase of $6.6 million, or 47.1%, from $14.0 million for the three months ended September 30, 2024, reflecting higher income taxes from greater pretax income for the period. The effective tax rate was 26.6% for the three months ended September 30, 2025, compared to 25.1% for the three months ended September 30, 2024.

Income from Equity Method Investments
Income from equity method investments for the three months ended September 30, 2025, was $5.6 million, an increase of $1.8 million, or 47.4%, from $3.8 million for three months ended September 30, 2024. This increase primarily related to increased activity on joint ventures during the period.
Net Income
Net income for the three months ended September 30, 2025, was $57.0 million, an increase of $15.2 million, or 36.4%, from $41.8 million for the three months ended September 30, 2024. The increase was primarily from increased gross profit and income from joint ventures, partially offset by higher selling, general and administrative expenses and higher taxes on greater pretax income. Net income margin increased to 5.8% for the three months ended September 30, 2025, compared to 5.5% for the three months ended September 30, 2024.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Nine months ended September 30,
	2025	% of revenues	2024	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$2,734.9	100.0%	$2,090.0	100.0%	30.9%
Cost of sales	2,398.3	87.7	1,836.8	87.9	30.6
Gross profit	336.6	12.3	253.2	12.1	32.9
Selling, general and administrative expenses	140.7	5.1	109.3	5.2	28.7
Operating income	195.9	7.2	143.9	6.9	36.1
Interest income	2.8	0.1	—	—	100.0
Interest expense	16.4	0.6	8.8	0.5	86.4
Other income, net	6.2	0.2	3.7	0.2	67.6
Income before income taxes and income from equity method investments	188.5	6.9	138.8	6.6	35.8
Income taxes	53.6	2.0	37.6	1.8	42.6
Income from equity method investments	11.6	0.5	7.8	0.4	48.7
Net income	$146.5	5.4%	$109.0	5.2%	34.4%
Operating Revenues
Operating revenues for the nine months ended September 30, 2025, were $2.73 billion, an increase of $644.9 million, or 30.9%, from $2.09 billion for the nine months ended September 30, 2024. E&M revenues grew $647.4 million, or 43.7%, and T&D revenues slightly declined $3.0 million, or 0.5%. See Segment Results of Operations–Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted revenues and accounted for approximately 3.7% of revenues for the nine months ended September 30, 2025, compared to 3.4% of revenues for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, the changes in estimates mentioned above favorably accounted for approximately 4.6% of revenues, compared to 4.5% of revenues for the nine months ended September 30, 2024. Favorable impacts to revenues were primarily due to project pull forward, labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. However, these changes in estimates unfavorably accounted for approximately 0.9% of revenues for the nine months ended September 30, 2025, compared to 1.1% of revenues for nine months ended September 30, 2024. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.

Cost of Sales
Cost of sales for the nine months ended September 30, 2025, was $2.40 billion, an increase of $561.5 million, or 30.6%, from $1.84 billion for the nine months ended September 30, 2024. This increase primarily related to higher E&M operating costs due to increased workloads and changes in project mix, partially offset by efficiency gains on certain projects and lower T&D operating costs with reduced workloads. Labor, subcontractor, material, and equipment and tools costs increased $291.9 million, $130.9 million, $87.5 million and $32.9 million, respectively, along with higher other job expenses of $18.3 million.
Gross Profit
Gross profit for the nine months ended September 30, 2025, was $336.6 million, an increase of $83.4 million, or 32.9%, from $253.2 million for the nine months ended September 30, 2024. The increase was primarily from increased revenues and gross margin due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. Gross margin was 12.3% for the nine months ended September 30, 2025, compared to 12.1% for the nine months ended September 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2025, were $140.7 million, an increase of $31.4 million, or 28.7%, from $109.3 million for the nine months ended September 30, 2024. The increase was driven primarily by higher labor and professional service-related expenses of $24.0 million and $3.0 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, and higher general expenses of $5.8 million, including higher corporate overhead expenses. Partially offsetting these increases was lower provision for expected credit losses of $1.4 million.
Operating Income
Operating income for the nine months ended September 30, 2025 was $195.9 million, an increase of $52.0 million, or 36.1%, from $143.9 million for the nine months ended September 30, 2024. The increase was primarily driven by increased gross profit, partially offset by increased selling, general and administrative expenses, both of which are discussed above. Operating income margin increased to 7.2% for the nine months ended September 30, 2025, compared to 6.9% for the nine months ended September 30, 2024. See Segment Results of Operations–Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
For the nine months ended September 30, 2025, we earned interest income of $2.8 million, including $2.7 million from our central cash management program, including daily cash sweep and money market deposit account programs, and $0.1 million from our Captive Cell. There was no such activities earning interest income for the nine months ended September 30, 2024.
Interest Expense
Interest expense for the nine months ended September 30, 2025, was $16.4 million, an increase of $7.6 million, or 86.4%, from $8.8 million for the nine months ended September 30, 2024. The increase primarily related to average higher debt balances under the Term Loan (as defined below) during the nine months ended September 30, 2025, compared to the average debt balances from the related-party cash management program for working capital needs during the nine months ended September 30, 2024.
Other Income, Net
Other income, net for the nine months ended September 30, 2025, was $6.2 million, an increase of $2.5 million, or 67.6%, from $3.7 million for the nine months ended September 30, 2024. The increase primarily related to miscellaneous income activity, including settlements and rebates, partially offset by miscellaneous expense activity including bank fees.

Income Taxes
Income taxes for the nine months ended September 30, 2025, were $53.6 million, an increase of $16.0 million, or 42.6%, from $37.6 million for the nine months ended September 30, 2024, reflecting higher income taxes from greater pretax income for the period. The effective tax rate was 26.8% for the nine months ended September 30, 2025, compared to 25.7% for the nine months ended September 30, 2024.
Income from Equity Method Investments
Income from equity method investments for the nine months ended September 30, 2025, was $11.6 million, an increase of $3.8 million, or 48.7%, from $7.8 million for the nine months ended September 30, 2024. The increase primarily related to increased activity on joint ventures for the period.
Net Income
Net income for the nine months ended September 30, 2025, was $146.5 million, an increase of $37.5 million, or 34.4%, from $109.0 million for the nine months ended September 30, 2024. The increase was primarily from increased gross profit and income from joint ventures, partially offset by higher selling, general and administrative expenses and higher taxes on greater pretax income. Net income margin increased to 5.4% for the nine months ended September 30, 2025, compared to 5.2% for the nine months ended September 30, 2024.
Segment Results of Operations
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
We report our results under two reportable, operating segments: E&M and T&D. The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, with segment revenues compared to total consolidated revenues and operating income margins for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended September 30,
	2025	% of revenues	2024	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$767.3	77.8%	$536.9	70.6%	42.9%
T&D	223.4	22.6	228.5	30.0	(2.2)
Eliminations	(3.9)	(0.4)	(4.4)	(0.6)	(11.4)
Consolidated revenues	$986.8	100.0%	$761.0	100.0%	29.7%

Operating income:
E&M	$57.0	7.4%	$34.9	6.5%	63.3%
T&D	27.5	12.3	25.3	11.1	8.7
Corporate and Other	(12.1)	(1.2)	(6.5)	(0.9)	(86.2)
Consolidated operating income	$72.4	7.3%	$53.7	7.1%	34.8%
Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the interim periods indicated.
Operating Revenues
E&M segment revenues for the three months ended September 30, 2025, were $767.3 million, an increase of $230.4 million, or 42.9%, from $536.9 million for the three months ended September 30, 2024. The increase was primarily driven by higher workloads in the commercial, renewables and service & other end markets, particularly continued growth in the data center submarket, partially offset by lower industrial and institutional submarket activity.
•Commercial revenues increased $225.7 million with higher submarket activity across data center and commercial due to increased workloads, particularly growth in data center work.

•Renewables revenues increased $9.0 million with increased submarket activity across generation and commercial due to the timing of projects.
•Service & other had higher revenues of $4.5 million as a result of increased repair and maintenance demand.
•Institutional revenues decreased $2.4 million, driven by lower workloads in healthcare and education, partially offset by increased submarket activity in government.
•Industrial revenues decreased $6.4 million, due to reduced activity in the high tech and oil & gas submarkets, partially offset by higher workloads in manufacturing.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted E&M revenues and accounted for approximately 3.8% of E&M revenues for the three months ended September 30, 2025, compared to 2.7% of E&M revenues for the three months ended September 30, 2024.
For the three months ended September 30, 2025, the changes in estimates mentioned above favorably accounted for approximately 5.0% of E&M revenues, compared to 4.6% of E&M revenues for the three months ended September 30, 2024. However, these changes in estimates unfavorably accounted for approximately 1.2% of E&M revenues for the three months ended September 30, 2025, compared to 1.9% of E&M revenues for the three months ended September 30, 2024. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D segment revenues for the three months ended September 30, 2025, were $223.4 million, a decrease of $5.1 million, or 2.2%, from $228.5 million for the three months ended September 30, 2024. The modest decline was driven by lower utility end-market revenues, partially offset by increased workloads in the transportation end market.
•Utility revenues decreased $10.2 million due to lower workloads in telecommunication, storm and transmission due to the timing of project availability, partially offset by increased submarket activity in undergrounding work.
•Transportation revenues increased $5.1 million with higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted T&D revenues and accounted for approximately 1.4% of T&D revenues for the three months ended September 30, 2025, compared to 0.7% of T&D revenues for the three months ended September 30, 2024.
For the three months ended September 30, 2025, the changes in estimates mentioned above favorably accounted for approximately 2.0% of T&D revenues. compared to 1.1% of T&D revenues for the three months ended September 30, 2024. However, these changes in estimates unfavorably accounted for approximately 0.6% of T&D revenues for the three months ended September 30, 2025, compared to 0.4% of T&D revenues for the three months ended September 30, 2024. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the three months ended September 30, 2025, was $57.0 million, an increase of $22.1 million, or 63.3%, from $34.9 million for the three months ended September 30, 2024. The increase was primarily driven by higher gross profit across the commercial, industrial and renewables end markets due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. E&M gross margin increased to 11.2% for the three months ended September 30, 2025, compared to 10.2% for the three months ended September 30, 2024.
Operating income was also impacted by higher selling, general and administrative expenses, particularly increases in labor expenses of $7.8 million, as well as higher general expenses of $1.2 million. Operating income margin for our E&M segment increased to 7.4% for the three months ended September 30, 2025 compared to 6.5% for the three months ended September 30, 2024.

T&D
T&D segment operating income for the three months ended September 30, 2025, was $27.5 million, an increase of $2.2 million, or 8.7%, from $25.3 million for the three months ended September 30, 2024. The increase was the result of higher gross profit due to efficient project execution and project mix, particularly within the transportation end market, with T&D gross margin expansion of 16.9% for the three months ended September 30, 2025, compared to 15.4% for the three months ended September 30, 2024.
Selling, general and administrative expenses remained consistent period over period, with increased labor expenses of $0.8 million and general expenses of $0.6 million, partially offset by lower professional-related services of $0.9 million. Operating income margin for our T&D segment increased to 12.3% for the three months ended September 30, 2025, compared to 11.1% for the three months ended September 30, 2024.
Corporate and Other
The increase in Corporate and Other costs during the three months ended September 30, 2025 was primarily due to higher labor expenses of $3.7 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, along with higher general expenses of $1.9 million, including higher corporate overhead expenses.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, with segment revenues compared to total consolidated revenues and operating income margins for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Nine months ended September 30,
	2025	% of revenues	2024	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$2,129.1	77.9%	$1,481.7	70.9%	43.7%
T&D	620.8	22.7	623.8	29.8	(0.5)
Eliminations	(15.0)	(0.6)	(15.5)	(0.7)	(3.2)
Consolidated revenues	$2,734.9	100.0%	$2,090.0	100.0%	30.9%

Operating income:
E&M	$160.5	7.5%	$100.8	6.8%	59.2%
T&D	65.7	10.6	60.1	9.6	9.3
Corporate and Other	(30.3)	(1.1)	(17.0)	(0.8)	(78.2)
Consolidated operating income	$195.9	7.2%	$143.9	6.9%	36.1%
Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the interim periods indicated.
Operating Revenues
E&M segment revenues for the nine months ended September 30, 2025, were $2.13 billion, an increase of $647.4 million, or 43.7%, from $1.48 billion for the nine months ended September 30, 2024. The increase primarily related to growth across all E&M end markets, except for industrial, which had a modest decrease in revenues.
•Commercial revenues rose $620.0 million with higher data center, commercial and hospitality submarket activity due to increased workloads, particularly growth in data center work.
•Renewables revenues grew $15.3 million due to increased submarket activity across generation and commercial due to the timing of projects.
•Institutional revenues increased $11.7 million from higher workloads in the government and education submarkets, with lower project activity in healthcare.

•Service & other revenues increased $2.9 million due to increased repair and maintenance demand.
•Industrial revenues decreased $2.5 million with reduced project activity in the high tech submarket, partially offset by higher workloads in the manufacturing and oil & gas submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted E&M revenues and accounted for approximately 3.0% of E&M revenues for the nine months ended September 30, 2025, compared to 3.1% of E&M revenues for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, the changes in estimates mentioned above favorably accounted for approximately 3.7% of E&M revenues, compared to 4.0% of E&M revenues for the nine months ended September 30, 2024. However, these changes in estimates unfavorably accounted for approximately 0.7% of E&M revenues for the nine months ended September 30, 2025, compared to 0.9% of E&M revenues for the nine months ended September 30, 2024. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D segment revenues for the nine months ended September 30, 2025, were $620.8 million, a decrease of $3.0 million, or 0.5%, from $623.8 million for the nine months ended September 30, 2024. The slight decline was driven by lower utility end-market revenues, partially offset by increased workloads in the transportation end market.
•Utility revenues decreased $14.0 million from lower workloads in the distribution, storm, transmission and telecommunication submarkets, partially offset by increased project activity across the underground submarket due to timing of project availability, along with increased utility sales.
•Transportation revenues increased $11.0 million due to higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted T&D revenues and accounted for approximately 0.8% of T&D revenues for the nine months ended September 30, 2025, compared to 0.4% of T&D revenues for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, the changes in estimates mentioned above favorably accounted for approximately 1.0% of T&D revenues, compared to 0.6% of T&D revenues for the nine months ended September 30, 2024. However, these changes in estimates unfavorably accounted for approximately 0.2% of T&D revenues for both of the nine months ended September 30, 2025 and 2024. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the nine months ended September 30, 2025, was $160.5 million, an increase of $59.7 million, or 59.2%, from $100.8 million for the nine months ended September 30, 2024. The increase was primarily driven by higher gross profit across all E&M end markets, particularly commercial and industrial, due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. As a result, gross margin increased to 11.3% for the nine months ended September 30, 2025, compared to 11.0% for the nine months ended September 30, 2024.
Operating income was also impacted by higher selling, general and administrative expenses, including increased labor expenses of $14.9 million, professional-related services of $1.8 million and general expenses of $1.7 million, partially offset by lower provision for expected credit losses of $1.2 million. Operating income margin for our E&M segment increased to 7.5% for the nine months ended September 30, 2025, compared to 6.8% for the nine months ended September 30, 2024.
T&D
Operating income in the T&D segment for the nine months ended September 30, 2025, was $65.7 million, an increase of $5.6 million, or 9.3%, from $60.1 million for the nine months ended September 30, 2024. The increase was the result of higher gross profit due to efficient project execution and project mix, particularly within the transportation end market, with T&D gross margin expansion of 15.4% for the nine months ended September 30, 2025, compared to 14.3% for the nine months ended September 30, 2024.

Selling, general and administrative expenses remained consistent period over period, with increased labor expenses of $0.6 million and general expenses of $0.9 million, partially offset by lower professional-related services of $0.7 million. Operating income margin for our T&D segment increased to 10.6% for the nine months ended September 30, 2025, compared to 9.6% for the nine months ended September 30, 2024.
Corporate and Other
The increase in Corporate and Other costs during the nine months ended September 30, 2025 was primarily due to higher labor and professional service-related expenses of $8.5 million and $2.0 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, along with higher general expenses of $3.2 million, including higher corporate overhead expenses.
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
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following September 30, 2025:

	Amounts estimated to be recognized within 12 months	September 30, 2025	December 31, 2024	September 30, 2024
	(In millions)
E&M	$2,087.5	$2,570.4	$2,507.0	$2,567.9
T&D	295.0	375.8	273.6	316.9
Total	$2,382.5	$2,946.2	$2,780.6	$2,884.8
Changes in backlog from period to period are primarily the result of fluctuations in the timing of contract awards and timing of revenue recognition of contracts.
The increase in E&M backlog from September 30, 2025, compared to December 31, 2024, and September 30, 2024, primarily reflected backlog growth in the commercial end market, partially offset by declines in the remaining E&M end markets.
The increase in T&D backlog from September 30, 2025, compared to December 31, 2024, and September 30, 2024, primarily reflected backlog growth in the utility end market, partially offset by declines in the transportation end market.

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
The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions, except percentages)
Net income	$57.0	$41.8	$146.5	$109.0
Interest expense, net	4.1	2.8	13.6	8.8
Income taxes	20.6	14.0	53.6	37.6
Depreciation and amortization	7.3	6.4	21.3	18.5
EBITDA	$89.0	$65.0	$235.0	$173.9

Operating revenues	$986.8	$761.0	$2,734.9	$2,090.0
Net income margin	5.8%	5.5%	5.4%	5.2%
EBITDA margin	9.0%	8.5%	8.6%	8.3%

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
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.
The following table reconciles cash provided by operating activities to free cash flow.

	Nine months ended September 30,
	2025	2024
	(In millions)
Net cash used in investing activities	$(33.6)	$(25.5)
Net cash used in financing activities	$(11.8)	$(58.2)

Net cash provided by operating activities	$108.6	$82.7
Capital expenditures	(42.1)	(34.5)
Net proceeds from sale or disposition of property, plant and equipment	8.3	9.6
Free cash flow	$74.8	$57.8
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, we had $149.2 million and $86.0 million of cash, cash equivalents and restricted cash, respectively, including $19.3 million and $16.1 million of restricted cash held by the Captive Cell, respectively.
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
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. We repaid our required quarterly amortization payments totaling $11.3 million of the Term Loan during the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, we had $288.7 million and $300.0 million outstanding under the Term Loan, respectively, with $207.4 million and $209.4 million of available capacity under the Revolving Credit Facility, respectively, net of $17.6 million and $15.6 million of outstanding standby letters of credit, respectively.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of both September 30, 2025 and December 31, 2024. Non-compliance with applicable covenants or conditions may constitute an event of default under the loan agreement. Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding. For additional information on our debt arrangements, refer to Note 6 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Working Capital
Working capital, defined as current assets minus current liabilities, was $523.5 million and $403.9 million as of September 30, 2025 and December 31, 2024, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of September 30, 2025, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the nine months ended September 30, 2025, were $42.1 million, or $33.8 million net of proceeds from asset disposals, compared to $34.5 million, or $24.9 million net of proceeds from asset disposals, for the nine months ended September 30, 2024. Capital expenditures were primarily used for vehicle, equipment and building investments to support the growth of our business. For the nine months ended September 30, 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements. Whereas, for the nine months ended September 30, 2024, capital expenditures were funded by internal sources and related-party borrowings from MDU Resources and Centennial.
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

Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

Nine months ended September 30,	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$108.6	$82.7
Investing activities	(33.6)	(25.5)
Financing activities	(11.8)	(58.2)
Increase (decrease) in cash, cash equivalents and restricted cash	63.2	(1.0)
Cash, cash equivalents and restricted cash - beginning of period	86.0	1.6
Cash, cash equivalents and restricted cash - end of period	$149.2	$0.6
Operating Activities
Cash provided by operating activities totaled $108.6 million for the nine months ended September 30, 2025, compared to $82.7 million for the nine months ended September 30, 2024, an increase of $25.9 million. The increase in cash provided by operating activities was primarily driven by increased operating results, partially offset by changes in working capital to support the revenue growth. These changes in working capital drove a decrease in cash period over period with a use of cash of $59.6 million for the nine months ended September 30, 2025, compared to a use of cash of $31.9 million for the nine months ended September 30, 2024, with decreases in cash from changes in contract assets and receivables of $73.2 million and $37.0 million, respectively, partially offset by increases in cash from changes in net contract liabilities, accounts payable, other current assets and other current liabilities of $38.7 million, $30.8 million, $8.6 million and $3.6 million, respectively.
Investing Activities
Cash used in investing activities totaled $33.6 million for the nine months ended September 30, 2025, compared to $25.5 million for the nine months ended September 30, 2024, an increase of $8.1 million in cash used in investing. The increase in cash used in investing activities was primarily due to higher capital expenditures of $7.6 million, decreases in cash from changes in investments of $1.4 million and lower proceeds from the sale or disposition of property plant and equipment of $1.3 million, partially offset by proceeds from insurance contracts of $2.2 million during 2025.
Financing Activities
Cash used in financing activities totaled $11.8 million for the nine months ended September 30, 2025, compared to $58.2 million for the nine months ended September 30, 2024, a decrease in cash used in financing activities of $46.4 million. The decrease in cash used in financing activities was primarily the result of cash outflows of $104.2 million for transfers to CEHI, LLC and MDU Resources during the nine months ended September 30, 2024. Partially offsetting the decreases in cash used in financing activities were the cash outflows from repayments of long-term debt under our Term Loan of $11.3 million and $0.6 million for tax withholding on stock-based compensation during the nine months ended September 30, 2025, as well as net cash inflows of $46.0 million from the MDU Resources related-party cash management program during the nine months ended September 30, 2024.
Material Cash Requirements
There were no material changes in our contractual obligations from those reported in our 2024 Annual Report. For more information on our contractual obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our 2024 Annual Report.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. Our significant off-balance sheet transactions include surety guarantees, performance guarantees and letters of credit obligations.

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
As of September 30, 2025 and December 31, 2024, we had approximately $1.93 billion and $2.05 billion in surety bonds outstanding for projects, respectively. As of September 30, 2025 and December 31, 2024, $1.57 billion and $1.75 billion of bonding was posted for E&M, respectively, and $349.7 million and $296.3 million of bonding was posted for T&D, respectively. In addition, approximately $8.3 million and $8.2 million of bonding was posted for Corporate and other as of September 30, 2025 and December 31, 2024, respectively. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the potential maximum payment amounts we would be required to make under the outstanding surety bonds were approximately $697.9 million and $717.0 million, respectively.
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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of September 30, 2025 and December 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $739.6 million and $542.7 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $17.6 million and $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our under our Revolving Credit Facility as of September 30, 2025 and December 31, 2024, respectively. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
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
We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. As of September 30, 2025, we had $288.7 million outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. Outstanding amounts, if any, for the Term Loan and Revolving Credit Facility both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk. As of September 30, 2025, the interest rate was 6.0% for the Term Loan. Therefore, a 1% increase to the variable interest rate would have increased the rate to 7.0% and increased our interest expense by approximately $2.8 million based on the expected balances outstanding for the Term Loan over the next 12 months as of September 30, 2025. Going forward, the level of our interest rate risk will depend on our utilization of the Revolving Credit Facility and the outstanding debt amount under the Term Loan and will be sensitive to changes in the general level of interest rates.
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
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of September 30, 2025, there were no material changes to the legal proceedings that were disclosed in the Company’s 2024 Annual Report.
Item 1A. Risk Factors.
As of September 30, 2025, there were no material changes to the Company's risk factors that were previously disclosed in the Company’s 2024 Annual Report. Please refer to the Company's 2024 Annual Report for the risk factors that could materially harm the Company's business, prospects, financial condition and/or financial results if they occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Everus Construction Group, Inc.

Date:	November 5, 2025	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)