Form 10-K
period 2025-12-31
Everus Construction Group, Inc.
filed 2026-02-25
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.52 billion as of June 30, 2025, the last business day of the of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. For purposes of the calculation, only directors, officers and beneficial owners of 10% or more of the registrant’s outstanding common stock have been deemed affiliates.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 23, 2026: 51,006,719 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days from December 31, 2025, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this 2025 Annual Report on Form 10-K.

i

Industry Information
Any industry data included in this 2025 Annual Report on Form 10-K (“2025 Annual Report”) regarding industry size and/or relative industry position is derived from a variety of sources, including company research, third-party studies and surveys, industry and general publications, and estimates based on Everus Construction Group, Inc.’s (“Everus”) knowledge and experience in the industries in which it operates. Everus’ estimates, if any, have been based on information obtained from its customers, suppliers, trade and business organizations and other contacts in the industry. Everus is responsible for all the disclosures contained in this 2025 Annual Report, and Everus believes that this third-party data is generally reliable and that its estimates are accurate as of the date of this 2025 Annual Report. Further, Everus’ estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” herein this 2025 Annual Report. These and other factors could cause actual results to differ materially from those expressed in the estimates and assumptions.
Cautionary Note Regarding Forward-Looking Statements
This 2025 Annual Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that reflect our expectations, assumptions or projections about the future, other than statements of historical facts, including, without limitation, statements regarding plans, trends, objectives, goals, business strategies, market potential, future financial performance and other matters are considered forward-looking statements. The words “believe,” “expect,” “estimate,” “could,” “should,” “would.” “intend,” “may,” “plan,” “predict,” “seek,” “anticipate,” “project” and similar expressions generally identify forward-looking statements, which speak only as of the date the statements were made. In particular, information included under “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and other sections of this 2025 Annual Report contain forward-looking statements.
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions as of the date they are made, we can give no assurance that the expectation will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Item 1A. Risk Factors” in this 2025 Annual Report.
You should read this 2025 Annual Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this 2025 Annual Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this 2025 Annual Report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Risk Factors Summary
The following is a summary of some of the material risks and uncertainties that could materially affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor described in Part I, Item 1A. Risk Factors of this 2025 Annual Report.
Operations, Growth and Competitive Risks
•We operate in a highly competitive industry.
•Our exposure to risk of loss resulting from the nonpayment and/or nonperformance by our customers and counterparties.
•Our failure to adequately recover on contract change orders or claims.
•Our operating results may vary significantly from period to period.
•Our lack of success at generating internal growth.
•Our inability to retain our current customers and obtain new customer contracts.

•The loss of, or reduction in business from, one or more significant customers.
•Our dependence upon fixed-price contracts.
•Generate a significant portion of our revenues from data center and other similar high tech and advanced technology contracts.
•Supply chain disruptions.
•Volatility in the prices or availability of certain materials and equipment used in our business and those of our customers, including as a result of inflation, geopolitical instability and protectionist trade measures.
•We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.
•Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses.
•A material portion of our business depends on our ability to provide surety bonds.
•Our exposure to warranty claims.
•Our pursuit of acquisitions and other strategic transactions.
•Our participation in joint ventures.
•Technology disruptions or cyberattacks.
•Artificial intelligence challenges.
•Our business is seasonal.
•The impact of severe weather events as a result of climate change or otherwise.
•Pandemics.
Economic, Financial and Accounting Risks
•Economic volatility.
•Our business is based in part on government-funded infrastructure projects and building activities, and any associated regulatory changes or requirements in these areas.
•Our financial results and projections are based upon estimates and assumptions that may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price.
•We recognize revenues for the majority of construction projects based on estimates.
•Our backlog may not accurately represent future revenues.
•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (as defined below).
•That we are subject to capital market and interest rate risks.
•The debt obligations we incurred in connection with the Separation.
•Goodwill and identifiable intangible asset impairments.
Legal and Regulatory Risks
•Pending and/or future litigation, claims or investigations.
•Our failure to comply with requirements imposed by applicable law or other governmental regulations.
•Changes in tax law.
•Import tariffs and/or other government mandates.
•Our operations are subject to environmental laws and regulations.
Human Capital and Labor Risks
•Our inability to obtain, develop and retain key personnel and skilled labor forces.
•Our unionized workforce.
•Increasing costs associated with health care plans.
•Costs related to obligations under multiemployer pension plans.
Common Stock Risks
•The trading market of our common stock has existed only for a limited period of time following the Separation and Distribution, and our stock price and trading volume may fluctuate significantly.

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
Separation and Distribution Risks
•Our limited history of operating as an independent, public company and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
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

Part I.
Item 1. BUSINESS
References in this 2025 Annual Report to the “Company”,“Everus”, “we”, “us” or “our” refer to Everus Construction Group, Inc., a Delaware corporation, and its subsidiaries. References in this 2025 Annual Report to “MDU Resources” refer to MDU Resources Group, Inc., a Delaware corporation, and its subsidiaries (other than, after the Distribution, Everus and its subsidiaries), unless the context otherwise requires. References to Everus’ historical business and operations refer to the business and operations of Everus Construction, Inc. (formerly known as MDU Construction Services Group, Inc.) (“Everus Construction”) prior to the Separation and refer to Everus after the Separation.
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
On October 31, 2024, MDU Resources completed the Separation by transferring Everus Construction, inclusive of all its assets and liabilities, to Everus and distributing 100% of Everus’ outstanding common stock to holders of record of MDU Resources’ common stock as of the close of business on October 21, 2024 (the “Distribution”). The Separation was completed as a generally tax-free spin-off for U.S. federal income tax purposes. Following the Separation and Distribution, Everus became an independent, publicly traded company and is listed on the New York Stock Exchange under the ticker symbol “ECG.”
Our Company
We are a leading construction solutions provider headquartered in Bismarck, North Dakota, offering specialty contracting services to a diverse set of end markets across the United States. We operate throughout most of the United States through two reportable, operating segments: Electrical & Mechanical (“E&M”) and Transmission & Distribution (“T&D”). We deliver services through our 15 wholly owned operating companies (the “Operating Companies”), which go to market under 19 local brands allowing us to differentiate the services we provide and geographical markets we serve. Our historical business was established in 1997 and we have expanded our capabilities significantly since then through targeted entry into new geographies and more than 25 acquisitions. Our size and scale continue to be reflected in our national rankings. We were ranked 12th on Engineering News-Record magazine’s 2025 Top 600 Specialty Contractors list and ranked 5th on Electrical Construction & Maintenance magazine’s 2025 Top 50 Electrical Contractors list. Additionally, according to Solar Power World, our operating brand Bombard Renewable Energy was among the top U.S. solar installation providers in 2025.
During 2025 and 2024, we served approximately 4,000 and 3,900 customers across more than 44,000 and 43,000 projects, respectively. As a result, the number of employees fluctuates at any given time depending on the number and scale of projects. We had approximately 10,000 employees at peak across all functions and sites in 2025, with approximately 9,400 employees as of December 31, 2025. For 2024, we had approximately 8,700 employees at peak across all functions and sites, with a similar workforce count as of December 31, 2024.

AK
HI
WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
NJ
DE
MD
Authorized states of operations
Headquarters
Transmission & Distribution
Electrical & Mechanical

Our specialty contracting services across E&M and T&D are provided to customers in the commercial, industrial, institutional, renewables, service & other, transportation and utility end markets. We go to market through an operating model that aligns with our 4EVER Strategy—Employees, Value, Execution and Relationships. This focused strategy enhances the competitive position of our Operating Companies in their respective markets through local brand reputation and delivery, while providing corporate support across people, processes and systems to drive differentiated outcomes for our customers. Our full-service project approach emphasizes meticulous upfront planning, design-assist, construction and installation, supported by experienced project managers, foremen and a skilled workforce. With strong union relationships, a reliable labor source, and a flexible field delivery model, we adapt to project demands while maintaining safety, quality and successful execution. Our highly experienced management teams have significant experience in the industry and have transformed our business from a group of small, regional brands into a national service provider. With deep industry expertise and decades of collaboration, we regularly refine strategies, share best practices, and focus on customer relationships, safety and operational excellence.
Business Segments
Our E&M segment primarily serves general contractor and end-use customers, with demand driven by secular tailwinds for infrastructure development and maintenance in the commercial, industrial, institutional, renewables and service & other end markets. E&M offers a wide variety of specialty contracting services, including construction and maintenance of electrical and communication wiring, fire suppression systems, renewables infrastructure and mechanical piping and services, to customers in both the public and private sectors. Our work within the commercial end market leverages our deep expertise within the data center submarket, as well as hospitality and entertainment projects, in addition to more standard commercial projects. Our work within the industrial end market is driven by the need for high tech, manufacturing and industrial installations work, as well as renovations, upgrades and expansions. Within the institutional end market, work is driven by activity in the education, government and healthcare submarkets. Our service & other work is driven by smaller projects, which can be standalone engagements or recurring maintenance work. Within the renewables end market, we execute projects ranging in size from local electric vehicle charging stations to large-scale solar generation. As a result, E&M has a broad and diversified geographic presence, with a strong footprint across the United States. For 2025, E&M had approximately 7,900 employees at peak, with approximately 7,250 employees as of December 31, 2025, offices in 28 cities and a physical presence in 13 states. For 2024, E&M had approximately 6,700 employees at peak, with a similar workforce count as of December 31, 2024, offices in 24 cities and a physical presence in 13 states.
Our T&D segment primarily serves electric and natural gas utility customers, as well as customers in the transportation end market, in the Midwest and West regions of the United States. T&D specializes in transmission and distribution construction and offers a broad set of specialty contracting services, including the construction and maintenance of overhead and underground electrical, gas, communication infrastructure and transportation-related lighting. In addition to its specialty contracting services, T&D also manufactures, sells and rents overhead and underground line-stringing equipment and tools. This equipment-serving capability complements T&D’s projects of various size and scope, while providing customers with exceptional service and fast distribution and delivery. The T&D segment also provides solutions across excavation and underground boring, substations, signals and lighting, and emergency restoration. Demand for these services is driven by increased utility spend on aging infrastructure, system hardening, grid reliability initiatives, natural disasters and other weather-related events. T&D has a significant geographical presence in Missouri, California, Montana and Oregon, in addition to equipment rental and manufacturing distribution centers in Arizona, Texas, Georgia, Illinois, Oregon and Ohio. For 2025, T&D had approximately 2,100 employees at peak in 2025, with approximately 2,050 employees as of December 31, 2025, offices in 19 cities and a physical presence in 11 states. For 2024, T&D had approximately 2,000 employees at peak in 2024, with approximately 1,900 employees as of December 31, 2024, offices in 19 cities and a physical presence in 11 states.
For 2025, E&M segment revenues generated approximately 77% of total contract revenues with 7.5% segment operating income margin, and T&D segment revenues generated approximately 23% of total contract revenues with 10.6% segment operating income margin. For 2024, E&M segment revenues generated approximately 71% of total contract revenues with 6.7% operating income margin, and T&D segment revenues generated approximately 29% of total contract revenues with 10.2% operating income margin.
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
The U.S. construction services industry serves a diverse customer base that includes federal, state and municipal governmental agencies, utilities, commercial and residential developers and private parties. The mix of customers varies by region and economic conditions.
The main factors and trends in the U.S. construction services industry include:
•Key economic factors. Many factors affect product demand, including public spending on infrastructure projects, data center capacity and load growth, general economic conditions, including population growth and employment levels, imposed and proposed tariffs, and prevailing interest rates.
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

Electrical & Mechanical
E&M services are broadly categorized as electrical construction and contracting, mechanical contracting and fire protection turnkey solutions. Broad service offerings include low voltage services, renewable installations, packaged controls and manufacturing. These services are critical in supporting safe, reliable and timely construction across a variety of commercial, institutional and industrial structures. E&M services span a variety of markets, including commercial, industrial, institutional, service and renewables, among others.
The growth in the E&M construction services industry can be attributed to several different factors such as (i) the increased intricacy and sophistication of E&M systems due to the adoption of artificial intelligence, automation and controls, cloud computing and data storage, (ii) the increased government support for manufacturing, high tech, infrastructure and reshoring, (iii) population growth, (iv) an aging base of existing buildings and equipment and (v) the ongoing energy transition and expansion that has resulted from a growing emphasis on sustainability across the country. In addition, the key drivers of potential future E&M market growth include:
•Mission critical technologies. Global trends toward digitalization and increasing demand for capacity to support new artificial intelligence technologies are expected to drive near- and long-term activity across the semiconductor and data center markets.
•Manufacturing and infrastructure. The institutional and industrial industries have continued to see growth and investments in the need for new and/or upgraded infrastructure and equipment and increased support for manufacturing, high tech and reshoring. These trends are expected to continue and provide near- and long-term activity.
•Hospitality. The hospitality industry has seen recent growth due to a rise in domestic travel following the COVID-19 period, return-to-office and business travel, an increase in local vacations, and higher disposable incomes, all of which are renewing demand for the hospitality construction market.
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
Growth in the T&D industry is primarily driven by electric utilities that continue to invest heavily in new capital project and maintenance programs. This increased capital expenditure spend, as well as the continued outsourcing of transmission and distribution services, benefits from a number of factors such as (i) grid modernization, (ii) build out of additional renewable power sources, (iii) rate case dynamics and (iv) increased government support and spending on infrastructure. In addition, key drivers of potential future T&D market growth include:
•Utilities. Underlying utility spend is expected to grow in the near- and long-term at rates similar to historical growth rates, driven by aging infrastructure and required replacement, system upgrades and grid hardening.
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
Customers
Our business model fosters strong, close-knit relationships with local contractors and end customers. In 2025, we served approximately 4,000 customers across more than 44,000 projects, with the top 10 customers contributing approximately 43% of our total operating revenues of $3.75 billion, with a single customer accounting for approximately 17% of total operating revenues. At the segment level, revenue from two E&M customers individually accounted for approximately 21% and 10% of total E&M segment revenues, respectively. As for T&D, revenues from a single T&D customer accounted for approximately 16% of total T&D segment revenues.
In 2024, we served approximately 3,900 customers across more than 43,000 projects, with the top 10 customers contributing approximately 33% of our total operating revenues of $2.85 billion, but no single customer accounted for more than 10% individually. However, at the segment level, no single customer accounted for more than 10% of total E&M segment revenues, but revenues from a single customer accounted for approximately 17% of total T&D segment revenues.
We have long-standing relationships with many of our customers, serving as a testament to our customer-oriented culture and history of operational excellence. Our customer base is diverse and ranges from large technology companies to utility providers and local municipalities. Contracts with these various types of customers generally are awarded in the form of a competitive or negotiated bid or master service agreement (“MSA”) arrangement. A significant amount of the work we complete is competitively awarded by evaluating non-price items, such as our pre-construction and design-assist services, and our safety record. We develop strong working relationships by delivering on the key criteria that our larger customers seek, namely scale, professionalism, safety and timely project execution. Moreover, our corporate leadership allows us to strengthen local relationships, while fortifying our reputation of safety and project execution excellence, driving repeat opportunities with our best customers.
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
However, supply chain interruptions have become increasingly common. Although supply of most raw materials continued to normalize during fiscal year 2025, we continue to experience longer lead times in sourcing certain components. Such delays may lead to project inefficiencies resulting from schedule extensions. We are also exposed to increases in the prices of certain commodities due to inflation, imposed and proposed tariffs, or other economic factors. Our strategy to reduce commodity cost exposure includes early buying of commodities for particular projects or general inventory, as well as including escalation and escape provisions in project bids, quotes and contracts wherever possible. However, such protections are not included in every contract or project, and in such cases, we may not be fully reimbursed for increases in commodity prices by our customers and may be exposed to commodity price volatility on longer-term projects where we have prepaid for commodities.
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
Competition
We operate in a highly competitive business environment, which includes large public companies and many small privately held companies. In addition to competition from smaller independent operators, we face competition from large, publicly traded U.S. construction services companies, including Comfort Systems USA, Inc., EMCOR Group, Inc., IES Holdings, Inc., MasTec, Inc., MYR Group Inc., Primoris Services Corporation, Quanta Services, Inc. and Sterling Infrastructure, Inc., as well as large, private U.S. construction services companies, including M.C. Dean, Inc., Rosendin Electric, Pike Corporation and Archkey Solutions. The nature of our competition varies among geographies due to the generally local and regional nature of our services.
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
•Cost-Reimbursable Contracts. Defined scope of work for the cost of the project plus a negotiated gross margin.
•Unit-Price Contracts. Defined scope of work for each unit for a fixed amount per unit.
For 2025, fixed-price contracts accounted for approximately 52% of total contract revenues, including 53% of E&M contract revenues and 52% of T&D contract revenues. Cost-reimbursable contracts accounted for approximately 43% of total contract revenues, including 46% of E&M contract revenues and 30% of T&D contract revenues. Unit-price contracts accounted for approximately 5% of total contract revenues, including 1% of E&M contract revenues and 18% of T&D contract revenues.
As for 2024, fixed-price contracts accounted for approximately 59% of total contract revenues, including 64% of E&M contract revenues and 46% of T&D contract revenues. Cost-reimbursable contracts accounted for approximately 34% of total contract revenues, including 33% of E&M contract revenues and 35% of T&D contract revenues. Unit-price contracts accounted for approximately 7% of total revenues, including 3% of E&M contract revenues and 19% of T&D contract revenues.
We have a broad portfolio of long-term MSAs within the T&D business, and the work performed pursuant to these agreements generally is priced on a unit-price basis. Our agreements often also cover preventive maintenance and as-needed emergency outage work.
Backlog
Backlog is a common measurement in the construction services industry. Our determination of backlog can include projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions, and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Contracts are subject to delays, defaults or cancellations; changes in scope of services to be provided; and adjustments to costs. For further information on backlog, refer to Item 7. Management’s Discussion and Analysis of Financial Condition contained elsewhere in this 2025 Annual Report.

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
•Wage, Welfare and/or Fringe Bond. Ensures coverage of wages, welfare and/or fringe benefits.
As of December 31, 2025 and 2024, we had approximately $2.10 billion and $2.05 billion in surety bonds outstanding, respectively. As of December 31, 2025 and 2024, approximately $1.66 billion and $1.75 billion of bonding was posted for E&M, respectively, and approximately $410.0 million and $296.3 million of bonding was posted for T&D, respectively. In addition, approximately $27.9 million and $8.2 million of bonding was posted for Corporate and other as of December 31, 2025 and 2024, respectively. Of the $27.9 million of bonding posted for Corporate and Other, $18.1 million was surety-backed standby letters of credit (“SBLOC”) that were issued during the fourth quarter of 2025.
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
Regulatory initiatives supporting renewable energy, infrastructure investment and clean energy technologies are expected to drive demand for our services in the long term. By maintaining robust compliance programs and continually monitoring regulatory changes, we believe we are well-positioned to address these challenges and capitalize on new opportunities as they arise. For further information regarding the effects of regulation on our business, refer to Item 1A. Risk Factors contained elsewhere in this 2025 Annual Report.
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
Climate change may contribute to rising temperatures, higher sea levels, and alterations to meteorological and hydrological patterns. It has also affected the frequency and severity of events such as wildfires, hurricanes, floods, droughts, winter storms, and other extreme weather events or natural disasters. For additional information, refer to Item 1A. Risk Factors contained elsewhere in this 2025 Annual Report.
Intellectual Property
We hold various trademarks that support the operations of our business, including our advertising and marketing activities, which are generally protected by registration in the United States.
Human Capital Resources
Employees
Our number of employees fluctuates at any given time depending on the number and scale of projects. We had approximately 10,000 employees at peak across all functions and sites in 2025, with approximately 9,400 employees as of December 31, 2025. In 2024, we had approximately 8,700 employees at peak across all functions and sites, with a similar workforce count as of December 31, 2024. The Operating Companies are responsible for sourcing local labor, while corporate oversight ensures appropriate staffing and on-site project leadership structures.
We maintain strong relationships with various local unions, including the International Brotherhood of Electric Workers, across our sites. As of December 31, 2025 and 2024, approximately 85% and 83% of our employees were represented by labor unions, respectively. Our large, unionized workforce provides flexibility to scale both up and down with projects as needed.

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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other Securities and Commission (the “SEC”) filings, as well as any amendments to applicable filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.everus.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Copies of any materials we file with the SEC can be obtained free of charge at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this 2025 Annual Report) is not part of this 2025 Annual Report and is not incorporated by reference as part of this 2025 Annual Report.

Item 1A. RISK FACTORS
Our business and financial results are subject to a number of risks and uncertainties. The risk factors and other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this 2025 Annual Report. If any of the risks described below actually occur, our business, prospects, financial condition or financial results could be materially impacted. The following are the most material risk factors applicable to our business and are not necessarily listed in order of importance or probability of occurrence. You should carefully consider the following risks and other information in this 2025 Annual Report in evaluating our business and common stock.
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
From time to time, we may pursue claims against customers to recover costs incurred on a project in excess of the original contract amount. These additional costs may be incurred in connection with project delays including other trades, or changes in project scope or specifications. While we generally negotiate with the customer for additional compensation, we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate compensation for the additional work performed or expenses incurred. These claims can be the subject of lengthy and costly legal proceedings, making it often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital pending the resolution of the relevant claims. When appropriate, we establish provisions against possible exposures and adjust these provisions from time to time, but assumptions and estimates related to these exposures might prove to be inadequate or inaccurate. Failure to recover, or to recover in a timely manner, on these claims could have a material adverse effect on our liquidity and financial results.

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
•secure appropriate levels of construction equipment; and
•hire and retain qualified personnel.
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
The number of construction contracts we enter into is dependent on the level and timing of maintenance and construction programs undertaken by our customers. Utilities and independent contractors represent our largest customer base. Accordingly, utility and subcontract work accounts for a significant portion of the work performed by us. Most of our work is obtained on the basis of competitive bids or by negotiation of either cost-reimbursable or fixed-price contracts, and we benefit from repeat customers and strive to maintain successful long-term relationships with our customers.
The loss of, or reduction in business from, one or more significant customers could have a material adverse effect on our business.
For 2025, our customer base was reasonably concentrated, with the top 10 customers accounting for approximately 43% of our total operating revenues of $3.75 billion, with a single customer accounting for approximately 17% of total operating revenues. At the segment level, revenue from two E&M customers individually accounted for approximately 21% and 10% of total E&M segment revenues, respectively. As for T&D, revenues from a single T&D customer accounted for approximately 16% of total T&D segment revenues.
For 2024, our customer base was reasonably concentrated, with the top 10 customers accounting for approximately 33% of total operating revenues of $2.85 billion, but no single customer accounting for more than 10% individually. However, at the segment level, no single customer accounted for more than 10% of total E&M segment revenues, but revenues from a single customer accounted for approximately 17% of total T&D segment revenues.
One or more of our significant customers may unilaterally reduce or discontinue business at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. We cannot assure: (i) the replacement of completed, delayed, cancelled or reduced orders with new business; (ii) that our current customers will continue to utilize our services consistent with historical volumes or at all; and/or (iii) that our customers will renew their long-term manufacturing or services contracts with us on acceptable terms or at all. In addition, one or more significant customers may also encounter financial constraints, file for bankruptcy protection or cease operations, any of which could also result in reduced or discontinued business with us. The loss of business from one or more significant customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information, refer to Note 12 – Business Segment Data in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
We currently generate, and expect to continue to generate, a significant portion of our revenues from fixed-price contracts. Our dependence upon fixed-price contracts could adversely affect our business, financial position, results of operations, and cash flows.
We must estimate the total costs of a particular project to bid for fixed-price contracts. Cost and scheduling estimates are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing, cost and availability of labor, equipment and materials, and supply chain efficiency, among other factors. The actual cost of labor and materials, however, may vary from the costs we originally estimated, something which we have experienced and may continue to experience due to inflationary pressures, supply chain challenges, imposed tariffs and rising interest rates. These variations, along with other risks, inherent in the execution of projects subject to fixed-price contracts, may cause actual gross profit from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year. All of these impacts could have an adverse effect on our business, financial position, results of operations, and cash flows.
We currently generate, and expect to continue to generate, at least in the short-term, a significant portion of our revenues from data center and other similar high tech and advanced technology contracts. The loss of, or reduction in business from, these types of contracts could have a material adverse effect on our business.
We currently generate a significant portion of our revenues from data center and other similar high tech and advanced technology contracts and our revenue mix has changed significantly in the last couple of years. Data center capacity and load growth, as well as other advanced technology growth, creates tremendous opportunities, but also presents risks and challenges for us and our customers. These types of projects generally require continuous, adequate power sources, transmission capacity and permitting obligations in some cases. With the rise in power generation required by these type of projects, it does however create some uncertainties surrounding the longevity of this type of work and if it will be sustained in the future. While we believe there is still strong demand for these types of projects in the foreseeable future, we cannot guarantee that will be the case. The loss of, or reduction in business from, these types of contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Further, the timing of our price increases may lag behind the timing of the underlying increases in commodity or material prices. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross profit and gross margin.

Additionally, our fixed-price contracts generally do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress. For example, in recent years, we have experienced supply chain delays, including long lead times for certain materials and equipment, as well as an escalation in material and fuel prices, to varying degrees. These disruptions resulted in declines in gross profit and gross margin for certain of our operations. Fluctuations in the price of energy and commodity materials, whether resulting from fluctuations in market supply or demand, geopolitical conditions, including supply chain disruptions and sanctions as a result of foreign wars or conflicts and recent shipping lane disruptions, an increase in trade protection measures such as tariffs, or the disruption, modification, or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services.
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

We generally renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of our existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be available at reasonable and competitive rates or at the required limits. The cost of our insurance has increased over time, which was experienced during our most recent renewal process, and we expect it will continue to increase in the future. In addition, insurers may fail, cancel our coverage, increase the cost of coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage.
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
In addition, we perform work in hazardous environments and our employees are exposed to a number of hazards. In locations or environments where claims have become more frequent or severe in recent years, insurance may become difficult or impossible to obtain. Our contracts may require us to indemnify our customers, project owners and other parties for injury, damage or loss arising out of our presence at its customers’ location, or in the performance of our work, in both cases regardless of fault. Our contracts may also require warranties for materials and workmanship.
Our contracts may also require us to name the customer and others as an additional insured party under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. This insurance may not protect us against liability for certain events, and we cannot guarantee that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Any future damages caused by our services that are not covered by insurance or are in excess of policy limits could negatively affect our business, financial condition, results of operations and cash flows.
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
Artificial intelligence ("AI") technologies present a growing range of risks to our business. Threat actors are using AI to execute increasingly sophisticated fraud schemes as well as advanced cyber attacks.
Internally, the use of AI tools in business functions carries risks of inaccurate outputs, data exposure, and security vulnerabilities, while a rapidly evolving regulatory landscape around AI governance, data privacy, and algorithmic accountability could increase compliance costs and legal liability.
Our business is seasonal, which could adversely affect our operations, revenues and the timing of cash flows.
Business operations and activities in certain locations are seasonal, and operations are affected by weather conditions. Construction services and related specialty contracting services typically follow the activity in the construction industry, with heavier workloads in the spring, summer and fall. As a result, seasonality has negatively affected, and could continue to negatively affect, our results of operations, financial position and cash flows.
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

Pandemics, may have a negative impact on our business operations, revenues, results of operations, liquidity and cash flows.
In the past, pandemics have disrupted national, state and local economies. To the extent a pandemic adversely impacts our business, operations, revenues, liquidity or cash flows, it could also have a heightened effect on other risks described in this section. The degree to which a pandemic will impact us depends on future developments, including but not limited to: federal and state mandates, actions taken by governmental authorities, and the pace and extent to which the economy recovers and remains under relatively normal operating conditions.
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
Economic, Financial and Accounting Risks
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
Our business is based in part on government-funded infrastructure projects and building activities, and any associated regulatory changes or requirements in these areas could have an adverse effect on us.
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
Critical accounting estimates are defined as estimates that require us to make assumptions about matters that are uncertain at the time the estimates were made, and changes in the estimates could have a material impact on our financial position or results of operations. Our critical accounting estimates are subject to judgments and uncertainties that affect the application of the significant accounting policies. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, our financial position or results of operations may be materially different when reported under varying conditions or when using different assumptions in the application of the following critical accounting estimates. For more information, refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the consolidated financial statements and Critical Accounting Estimates included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this 2025 Annual Report.
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
As discussed in further detail in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the consolidated financial statements and Critical Accounting Estimates included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this 2025 Annual Report, contract revenue is recognized over time using the input method, based on progress measured by costs incurred relative to total estimated costs for a performance obligation. Revenues are recorded proportionate to the costs incurred, reflecting progress toward the transfer of goods or services to the customer. Consequently, changes in estimates, or variations of actual results from previous projections, on an unusually large project, or on a number of average size projects, could be material and could have an adverse impact on our financial condition, results of operations, and cash flows.
Our backlog may not accurately represent future revenue.
Backlog is a common measurement in the construction services industry. Our determination of backlog can include projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms, and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Contracts are subject to delays, defaults or cancellations; changes in scope of services to be provided; and adjustments to costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. The timing of contract awards, including contracts awarded underneath master service agreements, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period, and backlog as of the end of the quarter or year may not be indicative of the revenue and net income expected to be earned in the following year. Backlog should not be relied upon as a standalone indicator of future results.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and are required to prepare our financial statements according to the rules and regulations required by the SEC. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot guarantee that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.
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
•pandemics;
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
•increasing future debt costs and limit the future availability of debt financing;
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
When we acquire a business, goodwill is recorded for the excess amount paid for the business over the net fair value of the tangible and identifiable intangible assets of the business acquired. As of both December 31, 2025 and 2024, the balance sheet included goodwill of $143.2 million. Intangible assets were fully amortized during 2025, and as such, the Company wrote off the remaining $10.5 million of finite-lived intangible assets cost and associated accumulated amortization related to customer relationships. As of December 31, 2024, the balance sheet included $0.1 million of intangible assets related to customer relationships.
Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. When testing for impairment, fair value is determined using a combination of the discounted cash flow and market capitalization valuation approaches. Significant judgments are required in completing these tests, including the estimate of fair value. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. For further discussion of our impairment testing, refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Goodwill and Other Intangible Assets in the consolidated financial statements and Critical Accounting Estimates included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this 2025 Annual Report.
Legal and Regulatory Risks
We may be negatively impacted by pending and/or future litigation, claims or investigations.
We are, and may become party to, among other things, personal injury, commercial, contract, warranty, antitrust, tax, property entitlements, shareholder actions, product liability, health and safety, and employment claims. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount.
In addition to the monetary cost, litigation can divert management’s attention from our core business opportunities. Development of new information in these matters can often lead to changes in management’s estimated liabilities associated with these proceedings including the judge’s rulings or judgments, jury verdicts, settlements or changes in applicable law. The outcome of such matters is often difficult to predict and unfavorable outcomes could have a material impact on our financial condition, results of operations and cash flows.

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
As of December 31, 2025 and 2024, approximately 85% and 83% of our employees were covered by collective bargaining agreements, respectively. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact relationships with customers and could have an adverse effect on our business. The ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, in certain geographic areas, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union company.
Increasing costs associated with health care plans and changes in employment laws or regulations may adversely affect our results of operations.
We are self-insured for the health care benefits for eligible employees, subject to certain deductible thresholds. However, health care costs continue to increase. Increasing quantities of large individual health care claims and an overall increase in total health care claims could have an adverse impact on our operating results, financial position and liquidity. Complying with any new legislation and regulation at both the federal and state level related to health care, unemployment tax rates and workers' compensation rates, among others, could adversely affect our financial position, results of operations and cash flows, as well change our benefit programs and costs.

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
Common Stock Risks
The trading market of our common stock has existed only for a limited period of time following the Separation and Distribution, and our stock price and trading volume may fluctuate significantly.
A public market for our common stock has only existed for a limited period of time following the Separation and Distribution. The trading price of our common stock has been and may continue to be volatile and the trading volume may fluctuate and cause significant price variations to occur. For many reasons, including the other risks identified in this section, the market price of our common stock may be more volatile than that of our market peers. We cannot predict the prices at which our common stock may trade.
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
In the future, your percentage ownership in us may be diluted because of equity awards that have been and will be granted to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Our employees have stock-based awards relating to shares of our common stock, including awards that were converted to Everus stock-based awards from MDU Resources stock-based awards following the Distribution. Any currently granted stock-based awards or awards that will be granted in future will have a dilutive effect on our earnings per share, which could adversely affect the market price of shares of our common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.
In addition, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors (“board”) generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
Provisions in our certificate of incorporation and bylaws and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our certificate of incorporation and bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquirer and to encourage prospective acquirers to negotiate with our board rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board and by providing our board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board determines is not in the best interests of us and our stockholders. Accordingly, in the event that our board determines that a potential business combination transaction is not in the best interests of us and our stockholders but certain stockholders believe that such a transaction would be beneficial to us and our stockholders, such stockholders may elect to sell their shares in us and the trading price of our common stock could decrease.
These and other provisions of our certificate of incorporation, bylaws and the Delaware General Corporation Law, (the “DGCL”) could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations.
Furthermore, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code, causing the Distribution to be taxable to MDU Resources. Under the tax matters agreement, and as described in more detail below, we would be required to indemnify MDU Resources for the resulting taxes and related amount, and this indemnity obligation might discourage, delay or prevent a change of control that stockholders may consider favorable.
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
Our certificate of incorporation and bylaws provide that, unless the board otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to us or our stockholders, creditors or other constituents, any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, as amended, or our certificate of incorporation or bylaws, or any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. However, these exclusive forum provisions do not apply to actions asserting only federal law claims under the Securities Act or the Exchange Act, regardless of whether the state courts in the State of Delaware have jurisdiction over those claims.

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
The timing, declaration, amount and payment of any dividends to our stockholders, if any, is within the discretion of our board, and will depend upon many factors, including our financial condition, earnings, capital requirements, including for our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, Delaware corporate surplus requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by our board. Our ability to pay dividends will depend on our ongoing ability to generate cash flows from operations. Moreover, if we determine to pay any dividends in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends. We have not paid any cash dividends on our common stock and do not anticipate declaring or paying dividends in the foreseeable future.
Separation and Distribution Risks
We have limited history of operating as an independent, public company and our historical financial information prior to the Separation is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Our historical information in this 2025 Annual Report refers to our business as operated by and integrated with MDU Resources for periods prior to the Separation and as a standalone public company for periods following the Separation. Our historical financial information prior to the Separation included in this 2025 Annual Report was derived from the consolidated financial statements and accounting records of MDU Resources and Everus Construction. Accordingly, the historical financial information prior to the Separation included in this 2025 Annual Report does not necessarily reflect the financial condition, results of operations and cash flows that we would have achieved as a separate, publicly traded company during those periods presented or those that we will achieve in the future, primarily as a result of the factors described below:
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

•As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs and require us to divert substantial resources, including management’s time, from other activities. We have implemented additional financial and management controls, reporting systems and procedures, and hired additional accounting and finance staff, and will continue to monitor, update and/or add staff as needed. We are continuing the process of migrating our systems, including information technology systems, with completion anticipated by the end of the first quarter of 2026. We have incurred and expect to continue to incur additional expenses related to these efforts. The migration of our financial reporting systems is substantially complete, significantly reducing the risk to our ability to comply with financial reporting requirements and other rules applicable to reporting companies under the Exchange Act. As we complete the remaining system migrations, we do not anticipate material disruption to our operations or compliance obligations.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of now operating as a standalone company. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and accompanying notes in Item 8. Financial Statements and Supplementary Data contained elsewhere in this 2025 Annual Report.
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
Under current law, a separation can be rendered taxable to the parent corporation and its stockholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Code if the separation were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation.
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
Prior to the Separation, our business operated as one of MDU Resources’ business segments, and MDU Resources performed substantially all the corporate functions for Everus Construction’s operations, including managing financial and human resources systems, internal auditing, information technology, investor relations, treasury services, financial reporting, finance and tax administration, benefits administration, legal, risk management and regulatory functions. After the Separation, MDU Resources has provided support to us with respect to certain of these functions on a transitional basis under the transition services agreement. We have needed to replicate certain facilities, systems, infrastructure and personnel to which we no longer have access after the Separation and will likely continue to incur capital and other costs associated with developing and implementing our own support functions in these areas.
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
Following the Separation and Distribution, certain members of our management and board and of MDU Resources own stock in both MDU Resources common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and MDU Resources’ management and directors face decisions that could have different implications for us and MDU Resources. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between MDU Resources and us regarding the terms of the agreements governing the Separation and Distribution and the relationship with MDU Resources thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or MDU Resources may enter into in the future.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Overall Risk Management
We have implemented a cyber risk management program, informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), to help ensure that our electronic information and information systems are protected from various threats. The cyber risk management program is maintained as part of our overall governance, enterprise risk management program and compliance program. Our information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach our cyber-defenses. We have faced, and may continue to face, increased cyber risk due to the increased use of employee-owned devices and work from home arrangements. We are continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect us. We continually assess risks from cybersecurity threats and adapt and enhance our controls accordingly.
Risks from Cybersecurity Threats
Any risks from previous cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect our business, financial condition, or results of operations. We maintain a formal materiality determination policy that establishes criteria and processes for evaluating whether a cybersecurity incident is material, including assessment of potential financial, operational, reputational, and legal impacts. This policy is applied consistently to all cybersecurity incidents and is reviewed periodically to ensure alignment with evolving SEC disclosure requirements and industry practices. Such risks and incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. We also have cyber event-related insurance.
Artificial Intelligence and Emerging Technology Risks
The evolving threat landscape includes the increasing use of AI by threat actors to develop more sophisticated cyberattacks, including advanced phishing schemes, social engineering, and automated intrusion attempts. We monitor these developments and adapt our security controls and employee training programs to address AI-enhanced threats.
We are also evaluating the use of AI and machine learning tools to enhance our cybersecurity monitoring and threat detection capabilities, as well as for operational efficiency in other business functions. The use of AI technologies, whether by us or our third-party service providers, introduces additional risks, including the potential for algorithmic errors, data quality issues, and evolving regulatory requirements. We have implemented policies governing the appropriate use of generative AI tools by employees to help protect confidential and proprietary information.
The legal and regulatory landscape for AI continues to evolve at the federal, state, and international levels. We monitor these developments and assess their potential impact on our business operations and compliance obligations.
Employee Cybersecurity Training
We provide ongoing cybersecurity training and compliance programs to facilitate education for employees who may have access to our data and critical systems. Employee phishing tests are conducted on a monthly basis. Training programs are regularly updated to address emerging threats, including AI-powered social engineering and deepfake risks. Information technology and cybersecurity personnel receive additional specialized training on current threat vectors and defensive technologies.

Engage Third-Parties on Risk Management
External reviews are conducted by independent auditors, assessors, and consultants to assess and ensure compliance with our information security programs and practices. These include annual penetration testing, periodic security framework assessments, and tabletop exercises to test our incident response capabilities. Internal and external auditors assess our information technology general controls on an annual basis.
Oversee Third-Party Risk
We have implemented a third-party management risk program to help monitor and reduce risks associated with the Company's vendors, which includes processes such as completing due diligence on third party service providers before engaging with them for their services; assessing the third party’s cybersecurity posture by reviewing audit reports of the third party; completing cyber questionnaires; reviewing applicable certification, including cybersecurity contractual language in contracts to limit risk; and monitoring and reassessing third parties to ensure ongoing compliance with their cybersecurity obligations.
Other Risk Factors
See also “Item 1A. Risk Factors–Operations, Growth and Competitive Risks–Technology disruptions or cyberattacks could adversely impact our operations.”
Governance
Board of Directors Oversight
Our board, as a whole and through its committees, has responsibility for oversight of risk management. In its risk oversight role, our board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate for identifying, assessing, and managing risk. The audit committee of our board (“audit committee”) is responsible for oversight of risks from cybersecurity threats.
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
Cybersecurity Incident Response
We have an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents that is also tested on an annual basis. The incident response plan is updated based on results of the test or as new cyber-related developments occur. The VP of Tech, executive leadership, which includes the chief executive officer, chief operating officer, chief financial officer, chief accounting officer, chief legal officer, SEC financial reporting department employees, and our board, are notified of any material cybersecurity incidents through a defined escalation process. The defined escalation process is a risk-based process that specifies who is to be contacted and when at each risk level.
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
Item 2. Properties
We currently maintain our principal executive office at 1730 Burnt Boat Drive, Bismarck, North Dakota 58503 under a five-year operating lease that commenced at the beginning of August 2024. In addition to the principal office, we own 18 facilities in 10 states throughout the United States, 6 of which are used by our E&M segment, and 12 of which are used by our T&D segment. We also lease other immaterial properties in 13 states throughout the United States that are used by our E&M and T&D segments. These facilities are used for offices, equipment yards, prefabrication, manufacturing, warehousing, storage and vehicle shops. We believe our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement leased facilities.
In addition to our real property, we operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as bucket trucks, digger derricks, line pulling and tensioning equipment, and specialty extraction equipment.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, refer to Note 14 – Commitments, Contingencies and Guarantees to the Company’s consolidated financial statements included in Part II, Item 8 of this 2025 Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.01, is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol "ECG.”
Holders of Record
As of February 20, 2026, there were approximately 7,539 registered common shareholders of record of our common stock.
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
Total Shareholder Return
The following stock performance graph and table compare the cumulative total shareholder return (“TSR”) on our common stock, the S&P SmallCap 600 Index- using total return index, and a peer group selected by our management that includes public companies within our industry. The companies in the peer group were selected to represent a broad group of publicly held corporations with operations similar to ours, and includes Comfort Systems USA, Inc., EMCOR Group Inc., IES Holdings, Inc., MYR Group, Inc., MasTec, Inc., Primoris Services Corporation and Quanta Services, Inc. The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, if applicable, in our common stock, our peer group and in the index from November 1, 2024, the date we began “regular-way” trading on the NYSE, to December 31, 2025. The closing stock price on November 1, 2024 was used as the starting measurement point and the closing stock price on December 31, 2025 was used as the ending measurement point for the cumulative TSR calculations. The comparisons in the graph and table below are based upon historical data and are not indicative of, nor intended to forecast future performance.

	November 1, 2024	December 31, 2024	December 31, 2025
Everus Construction Group, Inc.	$100.00	$125.26	$163.00
S&P SmallCap 600 Index	100.00	101.69	107.81
Peer Group	$100.00	$103.87	$159.04

Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2025 Annual Report on Form 10-K (“2025 Annual Report”). The following discussion may contain forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances.
Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in the following and elsewhere in this 2025 Annual Report, particularly in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” References to the “Company,” “Everus,” “we,” “us,” and “our” refer to Everus Construction Group, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
For a discussion and analysis of our results of operations and financial condition for the year ended December 31, 2024, as compared to the year ended December 31, 2023, refer to Part II. Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 28, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at investors.everus.com.
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
Strategy and Challenges
We face challenges, which are not under direct control of the business, in the markets in which we operate, including those described in the section entitled “Item 1A. Risk Factors” included elsewhere in this 2025 Annual Report. These factors, and those noted below, have caused fluctuations in revenues, gross profit and earnings in the past and are likely to cause fluctuations in the future.
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
Economic and Industry Factors Impacting Our Business
We have experienced increased insurance costs and anticipate continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for wildfire risks. We experienced these aforementioned impacts with coverage for our insurance lines on a standalone basis following the Separation and again saw increases in insurance costs during our latest renewal cycle partially in part to our revenue growth during 2025 at the time of renewal. However, we are continuing to formulate strategies to minimize these costs and/or ensuring these costs are built into our bidding opportunities going forward.
Despite these increased costs, we are focused on growing our total revenues, expanding gross margins, managing costs and generating cash, all of which would result in increased operating income.
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
We continued to have bidding opportunities in the specialty contracting markets we operated in during 2025, as evidenced by our backlog, even with our revenue growth during the fiscal year. Our backlog supports strong project opportunities across our diverse service offerings, particularly for data center, undergrounding and hospitality work. With our successful track record of executing on complex projects, our long-term customer relationships, safe and skilled workforce, quality of service and effective cost management, we believe we remain well-positioned to benefit from favorable demand drivers, including high tech reshoring, data center construction and utility infrastructure investments, giving us the opportunity to continue securing and executing profitable projects in the future.
The Separation and Distribution
On November 2, 2023, MDU Resources Group, Inc. (“MDU Resources” or “MDU”) announced its intention to pursue a tax-free spinoff of Everus Construction, Inc. (formerly known as MDU Construction Services Group, Inc.) (“Everus Construction”) from MDU Resources (the “Separation”). Prior to the Separation, Everus Construction was the construction services segment of MDU and operated as a wholly owned subsidiary of CEHI, LLC (“Centennial”), which is a wholly owned subsidiary of MDU Resources. In anticipation of the Separation, MDU Resources formed a new wholly owned subsidiary, Everus Construction Group, Inc., that became the new parent company of Everus Construction.
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
The Separation and Distribution was completed pursuant to a separation and distribution agreement as well as other agreements with MDU Resources, including, but not limited to, a transition services agreement, a tax matters agreement and an employee matters agreement. Refer to Note 15 – Related-Party Transactions in the consolidated financial statements contained elsewhere in this 2025 Annual Report for additional information on the transition services agreement. We have incurred costs related to becoming an independent public entity and expect additional ongoing expenses related to continued operations as such.
For a complete discussion of the associated risks and uncertainties associated with the Separation and Distribution, see “Risk Factors—Separation and Distribution Risks” contained elsewhere in this 2025 Annual Report.
Basis of Presentation
Prior to the Separation, Everus Construction historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a standalone company. For periods prior to the Separation, financial information included in the accompanying consolidated financial statements and related footnotes included in this 2025 Annual Report were prepared on a "carve-out” basis in connection with the Separation and were derived from the audited consolidated financial statements of MDU Resources as if we operated on a standalone basis. However, the financial information included in the consolidated financial statements and related footnotes for periods prior to the Separation do not necessarily reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, publicly traded company and may not be indicative of our future performance. For additional information related to our basis of presentation, refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the consolidated financial statements contained elsewhere in this 2025 Annual Report.

Before the Separation, we historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. We had related-party agreements in place with Centennial for the financing of our capital needs, which were reflected as Related-party notes payable on the consolidated balance sheets for periods prior to the Separation. Interest expense in the consolidated statements of income primarily reflected the allocation of interest on borrowing and funding associated with the related-party agreements for periods prior to the Separation. Refer to Note 15 – Related-Party Transactions in the consolidated financial statements contained elsewhere in this 2025 Annual Report for additional information.
Following the Separation, we rely on our own credit and financing arrangements and incur interest expense associated with those arrangements. For additional information related to our current financing arrangements, refer to Note 7 – Debt in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
Cash-settled related-party transactions between Everus, MDU Resources, Centennial, and other MDU Resources subsidiaries were included in the consolidated financial statements for periods prior to the Separation. For additional information regarding the agreements between us, MDU Resources and Centennial, refer to the section contained elsewhere in this 2025 Annual Report entitled “Certain Relationships and Related Person Transactions, and Director Independence.”
All intercompany balances and transactions between the businesses comprising Everus have been eliminated in the accompanying consolidated financial statements.
Consolidated Results of Operations
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the years indicated, as well as the percentage change from the prior comparative year:

Year ended December 31,	2025	% of revenues	2024	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$3,746.4	100.0%	$2,849.7	100.0%	31.5%
Cost of sales	3,292.3	87.9%	2,510.2	88.1%	31.2
Gross profit	454.1	12.1%	339.5	11.9%	33.8
Selling, general and administrative expenses	189.3	5.1%	149.6	5.3%	26.5
Operating income	264.8	7.1%	189.9	6.7%	39.4
Interest income	4.6	0.1%	—	—%	NM
Interest expense	21.5	0.6%	14.0	0.5%	53.6
Other income, net	9.9	0.3%	4.8	0.2%	NM
Income before income taxes and income from equity method investments	257.8	6.9%	180.7	6.3%	42.7
Income taxes	72.3	1.9%	49.5	1.7%	46.1
Income from equity method investments	16.3	0.4%	12.2	0.4%	33.6
Net income	$201.8	5.4%	$143.4	5.0%	40.7%
__________________
*NM - Not Meaningful
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024
Operating Revenues
Operating revenues for the year ended December 31, 2025, were $3.75 billion, an increase of $896.7 million, or 31.5%, from $2.85 billion for the year ended December 31, 2024. See “Segment Results of Operations–Year Ended December 31, 2025, Compared to Year Ended December 31, 2024” for further comparative analysis of segment revenues for the years indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted revenues and accounted for approximately 3.0% of revenues for the year ended December 31, 2025, compared to 2.9% of revenues for the year ended December 31, 2024.

For the year ended December 31, 2025, the changes in estimates mentioned above favorably accounted for approximately 4.2% of revenues, compared to 3.8% of revenues for the year ended December 31, 2024. Favorable impacts to revenues were primarily due to project pull forward, labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. However, these changes in estimates unfavorably accounted for approximately 1.2% of revenues for the year ended December 31, 2025, compared to 0.9% of revenues for the year ended December 31, 2024. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.
Cost of Sales
Cost of sales for the year ended December 31, 2025, was $3.29 billion, an increase of $782.1 million, or 31.2%, from $2.51 billion for the year ended December 31, 2024. This increase primarily related to higher E&M operating costs due to increased workloads and changes in project mix. T&D operating costs remained relatively consistent year over year. Labor, subcontractor, materials and equipment and tools costs increased $367.1 million, $209.7 million, $141.5 million and $43.7 million, respectively, along with higher other job expenses of $20.1 million.
Gross Profit
Gross profit for the year ended December 31, 2025, was $454.1 million, an increase of $114.6 million, or 33.8%, from $339.5 million for the year ended December 31, 2024. The increase was primarily from continued revenue growth due to increased workloads and project timing, partially offset by changes in project mix. Gross margin increased to 12.1% for the year ended December 31, 2025, compared to 11.9% for the year ended December 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2025, were $189.3 million, an increase of $39.7 million, or 26.5%, from $149.6 million for the year ended December 31, 2024. The increase was driven primarily by higher labor, corporate overhead and professional service-related expenses of $28.2 million, $3.9 million and $2.7 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business, and higher other SG&A expenses of $4.9 million.
Operating Income
Operating income for the year ended December 31, 2025, was $264.8 million, an increase of $74.8 million, or 39.4%, from $189.9 million for the year ended December 31, 2024. The increase was primarily driven by increased gross profit, partially offset by increased SG&A expenses, both of which are discussed above. Operating income margin increased to 7.1% for the year ended December 31, 2025, compared to 6.7% for the year ended December 31, 2024. See “Segment Results of Operations–Year Ended December 31, 2025, Compared to Year Ended December 31, 2024” for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the years indicated.
Interest Income
For the year ended December 31, 2025, we earned interest income of $4.6 million, including $4.3 million from our central cash management program, including daily cash sweep and money market deposit account programs, and $0.3 million from our Captive Cell. There were no such activities earning interest income for the year ended December 31, 2024.
Interest Expense
Interest expense for the year ended December 31, 2025, was $21.5 million, an increase of $7.4 million, or 53.6%, from $14.0 million for the year ended December 31, 2024. The increase primarily related to average higher debt balances under the Term Loan (as defined below) during the year ended December 31, 2025, compared to the average debt balances from the related-party cash management program for working capital needs during the 2024 period prior to the Separation, partially offset by interest expense related to the debt balance under the Term Loan for the 2024 stub period following the Separation.
Other Income, Net
Other income, net for the year ended December 31, 2025, was $9.9 million, an increase of $5.2 million, or 106.3%, from $4.8 million for the year ended December 31, 2024. The increase primarily related to miscellaneous income activity, including settlements and rebates, partially offset by miscellaneous expense activity including bank fees.

Income Taxes
Income taxes for the year ended December 31, 2025, were $72.3 million, an increase of $22.8 million, or 46.1%, from $49.5 million for the year ended December 31, 2024, reflecting higher income taxes from greater pretax income for the year. The effective tax rate was 26.4% for the year ended December 31, 2025, compared to 25.7% for the year ended December 31, 2024.
Income from Equity Method Investments
Income from equity method investments for the year ended December 31, 2025, was $16.3 million, an increase of $4.1 million, or 33.6%, from $12.2 million for the year ended December 31, 2024. The increase primarily related to increased activity on joint ventures for the year.
Net Income
Net income for the year ended December 31, 2025, was $201.8 million, an increase of $58.4 million, or 40.7%, from $143.4 million for the year ended December 31, 2024. The increase was primarily from increased gross profit and income from joint ventures, partially offset by higher SG&A expenses and higher taxes on greater pretax income. Net income margin increased to 5.4% for the year ended December 31, 2025, compared to 5.0% for the year ended December 31, 2024.
Segment Results of Operations
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024
We report our results under two reportable segments: E&M and T&D. The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the years indicated, with segment revenues compared to total consolidated revenues and operating income margins for the years indicated, as well as the percentage change from the prior comparative year:

Year ended December 31,	2025	% of revenues		2024	% of revenues		% change
	(In millions, except percentages)
Operating revenues:
E&M	$2,920.7	78.0%		$2,031.5	71.3%		43.8%
T&D	848.5	22.6%		837.1	29.4%		1.4
Eliminations	(22.8)	(0.6)%		(18.9)	(0.7)%		20.6
Consolidated revenues	$3,746.4	100.0%		$2,849.7	100.0%		31.5%

Operating income:
E&M	$218.3	7.5%		$137.0	6.7%		59.3%
T&D	89.7	10.6%		85.0	10.1%		5.5
Corporate and Other	(43.2)	(1.2)%	[1]	(32.1)	(1.1)%	[1]	(34.6)
Consolidated operating income	$264.8	7.1%		$189.9	6.7%		39.4%
1.Includes Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the years indicated.
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024
Operating Revenues
E&M
E&M segment revenues for the year ended December 31, 2025, were $2.92 billion, an increase of $889.2 million, or 43.8%, from $2.03 billion for the year ended December 31, 2024. The increase was primarily driven by higher workloads in the commercial, renewables and Service & other end markets, particularly continued growth in the data center submarket, partially offset by decreased revenues in the institutional and industrial end markets.
•Commercial revenues rose $876.8 million with higher data center, hospitality and commercial submarket activity due to increased workloads.

•Renewables revenues grew $25.7 million with increased project activity within both submarkets - generation and commercial, due to timing of projects.
•Service & other revenues increased $4.8 million due to increased repair and maintenance demand.
•Institutional revenues declined $11.9 million from lower project activity in the healthcare submarket, partially offset by higher workloads in the government and education submarkets.
•Industrial revenues decreased $6.1 million with reduced project activity in the high tech submarket, partially offset by higher workloads in the manufacturing and oil & gas submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted E&M revenues and accounted for approximately 2.4% of E&M revenues for the year ended December 31, 2025, compared to 2.5% of E&M revenues for the year ended December 31, 2024.
For the year ended December 31, 2025, the changes in estimates mentioned above favorably accounted for approximately 3.4% of E&M revenues, compared to 3.1% of E&M revenues for the year ended December 31, 2024. However, these changes in estimates unfavorably accounted for approximately 1.0% of E&M revenues for the year ended December 31, 2025, compared to 0.6% of E&M revenues for the year ended December 31, 2024. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D
T&D segment revenues for the year ended December 31, 2025, were $848.5 million, an increase of $11.4 million, or 1.4%, from $837.1 million for the year ended December 31, 2024. The increase primarily related to higher transportation end-market revenues, partially offset by lower utility end-market revenues.
•Transportation revenues increased $15.6 million due to higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
•Utility revenues decreased $4.2 million primarily from lower workloads due to weather-related impacts and timing of project availability in the storm, telecommunication, and distribution submarkets, partially offset by increased project activity across the underground, construction and sales submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted T&D revenues and accounted for approximately 0.6% of T&D revenues for the year ended December 31, 2025, compared to 0.4% of T&D revenues for the year ended December 31, 2024.
For the year ended December 31, 2025, the changes in estimates mentioned above favorably accounted for approximately 0.8% of T&D revenues. compared to 0.7% of T&D revenues for the year ended December 31, 2024. However, these changes in estimates unfavorably accounted for approximately 0.2% of T&D revenues for the year ended December 31, 2025, compared to 0.3% of T&D revenues for the year ended December 31, 2024. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the year ended December 31, 2025, was $218.3 million, an increase of $81.3 million, or 59.3%, from $137.0 million for the year ended December 31, 2024. The increase was primarily driven by higher gross profit across all E&M end markets, particularly commercial and industrial, due to project timing and efficiency gains on certain projects, partially offset by changes in project mix. As a result, gross margin increased to 11.1% for the year ended December 31, 2025, compared to 10.8% for the year ended December 31, 2024.
Operating income was also impacted by higher SG&A expenses, primarily including increased labor and professional-related expenses of $17.9 million and $1.7 million, respectively, and other SG&A expenses of $4.0 million, including higher office and net credit loss expenses. Operating income margin for our E&M segment increased to 7.5% for the year ended December 31, 2025 compared to 6.7% for the year ended December 31, 2024.

T&D
T&D segment operating income for the year ended December 31, 2025, was $89.7 million, an increase of $4.7 million, or 5.5%, from $85.0 million for the year ended December 31, 2024. The increase was the result of higher gross profit due to efficient project execution and project mix, particularly within the transportation end market, with T&D gross margin expansion of 15.3% for the year ended December 31, 2025, compared to 14.6% for the year ended December 31, 2024.
Operating income was also impacted by higher selling, general and administrative expenses, primarily including increased labor and professional-related expenses of $0.8 million and $0.5 million, respectively, and other SG&A expenses of $1.3 million, including higher insurance expenses. Operating income margin for our T&D segment increased to 10.6% for the year ended December 31, 2025, compared to 10.2% for the year ended December 31, 2024.
Corporate and Other
The increase in Corporate and Other costs during the year ended December 31, 2025 was primarily due to higher labor, corporate overhead and professional service-related expenses of $9.5 million, $3.3 million and $0.6 million, respectively, including incremental stand-alone operating costs, to support the operational growth of the business.
Backlog
Backlog is a common measurement in the construction services industry. Our determination of backlog can include projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms, and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Contracts are subject to delays, defaults or cancellations; changes in scope of services to be provided; and adjustments to costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. For the periods presented in the backlog table below, we did not experience any material impacts related to delays or cancellations of planned projects that were included in backlog. The timing of contract awards, including contracts awarded underneath master service agreements, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period, and backlog as of the end of the quarter or year may not be indicative of the revenue or net income expected to be realized in the following year. Backlog should not be relied upon as a standalone indicator of future results. See “Item 1A. Risk Factors” included elsewhere within this 2025 Annual Report for factors that could cause revenues to be realized in periods and at levels that are different from originally projected.
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following December 31, 2025:

	Amount estimated to be recognized within 12 months	December 31, 2025	December 31, 2024
	(In millions)
Electrical & Mechanical	$2,297.7	$2,843.8	$2,507.0
Transmission & Distribution	289.8	384.5	273.6
Total	$2,587.5	$3,228.3	$2,780.6
Changes in backlog from period to period are primarily the result of fluctuations in the timing of revenue recognition of contracts.
Non-GAAP Financial Measures
All financial information presented in this 2025 Annual Report has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States (“GAAP”), except for the presentation of the following non-GAAP financial measures: EBITDA, EBITDA margin and free cash flow. We evaluate our operating performance using EBITDA and EBITDA margin, and we evaluate our liquidity using free cash flow. These non-GAAP financial measures are not intended as alternatives to GAAP financial measures and have limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Because of these limitations, EBITDA, EBITDA margin and free cash flow should not be considered as replacements for net income, net income margin or cash provided by (used in) operating activities, the most comparable GAAP measures, respectively. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare them with other companies’ EBITDA, EBITDA margin and free cash flow having the same or similar names.
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
EBITDA is calculated by adding back interest expense, net of interest income, income taxes and depreciation and amortization to net income. EBITDA margin is calculated by dividing EBITDA by operating revenues. EBITDA and EBITDA margin are considered non-GAAP financial measures and are comparable to the corresponding GAAP measures of net income and net income margin, respectively.
The following table reconciles net income to EBITDA and provides the calculation of EBITDA Margin.

Year ended December 31,	2025	2024
	(In millions, except percentages)
Net income	$201.8	$143.4
Interest expense, net	16.9	14.0
Income taxes	72.3	49.5
Depreciation and amortization	28.8	25.3
EBITDA	$319.8	$232.2

Operating revenues	$3,746.4	$2,849.7
Net income margin	5.4%	5.0%
EBITDA margin	8.5%	8.1%
Free Cash Flow
We use free cash flow as a measure of liquidity that indicates how much cash we can produce after taking cash outflows from operations and assets into consideration. We believe this non-GAAP financial measure, in addition to the corresponding GAAP measure of cash provided by (used in) operating activities, is useful to investors because it provides meaningful information about our financial health and our ability to generate cash, support additional debt obligations, pay potential future dividends and fund growth. Free cash flow does not represent our residual cash flow available for discretionary purposes.
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.
The following table reconciles cash provided by operating activities to free cash flow.

Year ended December 31,	2025	2024
	(In millions)
Net cash used in investing activities	$(56.8)	$(37.1)
Net cash used in financing activities	$(15.5)	$(41.9)

Net cash provided by operating activities	$156.8	$163.4
Capital expenditures	(66.8)	(48.3)
Net proceeds from sale or disposition of property, plant and equipment	10.0	13.7
Free cash flow	$100.0	$128.8

Liquidity and Capital Resources
As of December 31, 2025 and 2024, we had $170.5 million and $86.0 million of cash, cash equivalents and restricted cash, respectively, including $17.8 million and $16.1 million of restricted cash held by the Captive Cell, respectively.
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
In addition, the Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. We repaid our required quarterly amortization payments totaling $15.0 million of the Term Loan during the year ended December 31, 2025.
As of December 31, 2025 and 2024, we had $285.0 million and $300.0 million outstanding under the Term Loan, respectively, with $228.2 million and $209.4 million of available capacity under the Revolving Credit Facility, respectively, net of $2.2 million and $15.6 million of outstanding standby letters of credit, respectively.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of December 31, 2025. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding. For additional information on our debt arrangements, refer to Note 7 – Debt in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
Working Capital
Working capital, as defined as current assets minus current liabilities, was $560.2 million and $403.9 million as of December 31, 2025 and 2024, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of December 31,

2025, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the years ended December 31, 2025 and 2024, were $66.8 million and $48.3 million, respectively, or $56.8 million and $34.6 million net of proceeds from asset disposals, respectively. Capital expenditures were primarily used for vehicle, equipment and building investments to support the growth of our business. For the year ended December 31, 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements. Whereas, for the year ended December 31, 2024, capital expenditures were funded by internal sources and related-party borrowings from MDU Resources and Centennial.
We expect capital expenditures and commitments for equipment purchase, lease and rental arrangements to be necessary for the foreseeable future in order to meet anticipated demand for our services. We expect gross capital expenditures for 2026 to be in the range of $90.0 million to $100.0 million. Actual capital expenditures may increase or decrease depending upon business activity levels, as well as ongoing assessments of equipment leasing versus purchasing decisions based on short- and long-term equipment requirements. We continuously monitor our capital expenditures for project delays and changes in economic viability and adjust, as necessary. We anticipate that the combination of cash on hand, cash flows from operations, credit facilities and issuances of debt and equity securities, if necessary, will provide sufficient funding to enable us to meet the need of future capital expenditures.
We also continue to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to our capital program; however, they are dependent on the availability of opportunities and, as a result, capital expenditures may vary significantly from the estimates provided.
Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the periods indicated:

Year ended December 31,	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$156.8	$163.4
Investing activities	(56.8)	(37.1)
Financing activities	(15.5)	(41.9)
Increase in cash, cash equivalents and restricted cash	84.5	84.4
Cash, cash equivalents and restricted cash - beginning of year	86.0	1.6
Cash, cash equivalents and restricted cash - end of year	$170.5	$86.0
Operating Activities
Cash provided by operating activities totaled $156.8 million in 2025, compared to $163.4 million in 2024, for a decrease of $6.6 million. The decrease was driven primarily by changes in operating assets and liabilities to support company growth, including revenue growth, partially offset by increased operating results. These changes in operating assets and liabilities drove a decrease in cash year-over-year with a use of cash of $79.9 million in 2025, compared to a use of $3.4 million in 2024. The changes in operating assets and liabilities year-over-year were primarily related decreases in cash from changes in contract assets and receivables of $127.9 million and $40.1 million, respectively, partially offset by increases in cash from changes in accounts payable and contract liabilities, net, of $74.1 million and $30.6 million, respectively.
Investing Activities
Cash used in investing activities totaled $56.8 million in 2025, compared to $37.1 million in 2024, an increase of $19.7 million in cash used for investing activities. The increase in cash used in investing activities was primarily due to higher capital expenditures of $18.6 million and lower net proceeds from sale or disposition of property, plant and equipment of $3.7 million, partially offset by proceeds from insurance contracts of $2.2 million in 2025.

Financing Activities
Cash used in financing activities totaled $15.5 million in 2025, compared to $41.9 million in 2024, a decrease of $26.4 million in cash used for financing activities. The decrease in cash used in financing activities was primarily the result of lower net cash outflows year-over-year. In 2025, cash outflows were from long-term debt repayments of $15.0 million under our Term Loan and $0.6 million for tax withholding on stock-based compensation. In 2024, cash outflows resulted from transfers to Centennial and MDU Resources of $179.0 million and net repayments of $168.5 million to the related-party cash management program, partially offset by the issuance of long-term debt under our Term Loan of $300.0 million.
Material Cash Requirements
As of December 31, 2025, the Company’s material cash requirements were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$15.0	$30.0	$240.0	$—	$285.0
Estimated interest payments**	16.5	30.5	11.8	—	58.8
Operating leases	$37.8	$40.6	$13.4	$8.2	$100.0
__________________
*Unamortized debt issuance costs are excluded from the table.
**     Represents the estimated interest payments associated with our long-term debt outstanding and associated unused commitment fees on the Revolving Credit Facility as of December 31, 2025, assuming current interest rates and expected amounts outstanding until their respective maturity dates over the periods indicated in the table above.
In the normal course of business, we enter into agreements, contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under long-term debt and lease arrangements are provided in Note 7 – Debt and Note 8 – Leases, respectively, in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
In addition, we participate in certain multiemployer defined benefit pension plans. We cannot reasonably estimate future payments for our obligation to these plans, which are dependent on a number of factors. Refer to Note 13 – Employee Benefit Plans in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
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
As of December 31, 2025 and 2024, we had approximately $2.10 billion and $2.05 billion in surety bonds outstanding, respectively. As of December 31, 2025 and 2024, approximately $1.66 billion and $1.75 billion of bonding was posted for E&M, respectively, and approximately $410.0 million and $296.3 million of bonding was posted for T&D, respectively. In addition, approximately $27.9 million and $8.2 million of bonding was posted for Corporate and other as of December 31, 2025 and 2024, respectively. These amounts were not reflected on the consolidated balance sheets as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the maximum potential amount of payments we would be required to make under the outstanding surety bonds was $767.7 million and $717.0 million, respectively.
Of the $27.9 million of bonding posted for Corporate and other as of December 31, 2025, $18.1 million was surety-backed standby letters of credit (“SBLOC”) that were issued during the fourth quarter of 2025. $15.4 million of the SBLOC balance was previously recognized as outstanding standby letters of credit under our Revolving Credit Facility, which is discussed below.

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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of December 31, 2025 and 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $641.1 million and $542.7 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $2.2 million and $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of December 31, 2025 and 2024, respectively. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein. For more information on the circumstances regarding our guarantees and off-balance sheet arrangements, refer to Note 14 – Commitments, Contingencies and Guarantees in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting standards, refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
Critical Accounting Estimates
We have prepared our consolidated financial statements in conformity with GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors believed to be reasonable under the circumstances.
Critical accounting estimates are defined as estimates that require management to make assumptions about matters that are uncertain at the time the estimate was made, and changes in the estimates could have a material impact on our financial position or results of operations. Our critical accounting estimates are subject to judgments and uncertainties that affect the application of our significant accounting policies. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, our financial position or results of operations may be materially different when reported under varying conditions or when using different assumptions in the application of the following critical accounting estimates. For more information, refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the consolidated financial statements contained elsewhere in this 2025 Annual Report.
Revenue Recognition
Under Accounting Standards Codification 606, Revenue from Contracts with Customers, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The recognition of revenue requires us to make estimates and assumptions that affect the reported amounts of revenue. The accuracy of revenues reported on the consolidated financial statements depends on, among other things, our estimates of total costs to complete projects because we use the cost-to-cost measure of progress on construction contracts related to our specialty contracting services for revenue recognition.
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
We recognize construction contract revenue related to specialty contracting services over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Since contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on our results of operations, financial position and cash flows.
For the years ended December 31, 2025 and 2024, we recognized a net increase in revenues of $151.4 million and $117.5 million, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2024 and 2023, respectively.
Several factors are evaluated in determining the bid price for construction contract work. These include, but are not limited to, the complexities of the job, past history performing similar types of work, seasonal weather patterns, competition and market conditions, job site conditions, work force safety, reputation of the project owner, availability of labor, materials and fuel, project location and project completion dates. As a project commences, estimates are continually monitored and revised as information becomes available and actual costs and conditions surrounding the job become known. If a loss is anticipated on a contract, the loss is immediately recognized.
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
Changes in cost estimates on certain contracts can arise from, but are not limited to, changes in productivity and performance expectations, availability of skilled labor in geographic locations of such projects, costs of labor and/or materials, changes in subcontractor productivity and performance, and extended overhead due to weather or other delays. These changes in estimates may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. The Company recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated.
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
As of December 31, 2025 and 2024, $69.9 million and $56.2 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the consolidated balance sheets. We were in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent our best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of December 31, 2025 and 2024, the Company recorded loss provisions of $2.0 million and $1.0 million, respectively, in Contract liabilities, net on the consolidated balance sheets related to these contracts that is still being completed and remains recorded.
We had claim positions of $25.8 million and $54.9 million that were excluded from the contract transaction price as of December 31, 2025 and 2024, respectively. The Company continues to evaluate these active claims. The Company recognized $3.6 million in pre-tax income related to settled claims during the year ended December 31, 2025.
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
Additionally, the cost-to-cost method of accounting requires us to make estimates about the expected revenue and gross profit on each of our contracts in progress. Changes in estimates may result from contract modifications, which affect the estimated progress of the related performance obligations. As a result, we recognize additional revenue on a cumulative catch-up basis in the current period from performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue if the current estimated progress is less than the previous estimate. In some instances, contract modifications may occur after completion of work under the contract. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
Since these changes in estimates could significantly affect our profitability, we review and update contract-related estimates regularly and recognize adjustments in estimated gross profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact to gross profit is recognized in the period that the adjustment is identified. As such, future operating revenues and gross profit of contract performance are recognized using the adjusted estimates.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods, positively net impacted operating revenues, and in turn gross profit, by $113.7 million and $83.4 million for the years ended December 31, 2025 and 2024, respectively. As a result, net income was positively net impacted by $83.7 million and $61.9 million and diluted EPS by $1.64 and $1.21, respectively.
For the years ended December 31, 2025 and 2024, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $60.1 million and $28.6 million, respectively, which resulted in positive net impacts to net income of $44.2 million and $21.3 million and diluted EPS of $0.87 and $0.42, respectively.
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
We determined that the reporting units for our goodwill impairment test were our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. As such, our reporting units were E&M, T&D, and Wagner Smith Equipment (“WSE”). Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we must record a goodwill impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2025 and 2024, there were no goodwill impairment losses recorded. At October 31, 2025, the fair value substantially exceeded the carrying value for all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about our future revenue, profitability and cash flows, long-term growth rates, amount and timing of estimated capital expenditures, inflation rates, risk adjusted cost of capital, operational plans, and current and future economic conditions, among others.
The fair value of each reporting unit was determined using an income approach. We believe that the estimates and assumptions used in our goodwill impairment assessments were reasonable and based on available market information.
We used a discounted cash flow methodology for our income approach. Under the income approach, the discounted cash flow model determined fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values were discounted using a rate which reflected the best estimate of the risk adjusted cost of capital at each reporting unit. The risk adjusted cost of capital was 9.9% and 7.9% for the goodwill impairment tests performed in 2025 and 2024, respectively.
We used significant judgment in estimating our five-year forecast. The assumptions underlying cash flow projections were in sync as applicable with our strategy and assumptions. Future projections were heavily correlated with the results of operations of the current year. Future results of operations may vary due to economic and financial impacts. The long-term growth rates were developed by management based on industry data, management’s knowledge of the industry and management’s strategic plans. The long-term growth rate used for the goodwill impairment tests was 3.0% for both 2025 and 2024. In addition, the assumed tax rate used for the goodwill impairment tests was 26.8% in 2025 and 25.7% in 2024.
Insurance
We entered into an insurance arrangement in anticipation of the Separation. The insurance arrangement is subject to applicable insurance rules and regulations, and insures our exposure related to workers’ compensation, general liability and automobile liability on a primary basis. These policies are subject to certain self-insured limits. In connection with the

Separation, MDU Resources transferred assets and liabilities to us that represented our portion of the MDU Resources insurance captive program.
We also purchase excess coverage from unrelated insurance carriers and obtain third-party coverage for other forms of insurance including, but not limited to, excess liability, contractors pollution liability, directors and officers liability and employment practices liability. These policies are subject to certain deductible thresholds.
For certain health benefit plans, we carry insurance policies that are subject to stop-loss limits for qualified individuals. Potential losses up to the deductible for each line of coverage and stop-loss amounts are accrued based on estimates of the expected liability that will be paid for known or reported claims and an estimate for claims incurred but not yet reported. The insurance claims and accruals are based on historical trends, actuarial estimates and known facts.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, commodity price risk and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below. For more information on our risk factors, including market risk factors, that could be materially harmful to our business, prospects, financial condition and/or results of operations if they occur, please refer to “Item 1A. Risk Factors” contained elsewhere in this 2025 Annual Report.
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
We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. As of December 31, 2025, we had $285.0 million outstanding under the Term Loan and no outstanding balances under the Revolving Credit Facility. Outstanding amounts, if any, for the Term Loan and Revolving Credit Facility both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk. As of December 31, 2025, the interest rate was 5.67% for the Term Loan, respectively. Therefore, a 1% increase to the variable interest rate would have increased the rate to 6.67% and increased our interest expense by approximately $2.8 million based on the expected balances outstanding for the Term Loan over the next 12 months as of December 31, 2025. Going forward, the level of our interest rate risk will depend on our utilization of the Revolving Credit Facility and the outstanding debt amount under the Term Loan and will be sensitive to changes in the general level of interest rates.
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
In addition, the cost of labor may increase due to similar factors mentioned above, such as inflation or other economic factors. While we do not believe that these factors have had a material effect on our business, financial condition, or financial results for the periods included in our consolidated financial statements, we continue to monitor the impact of such factors in order to minimize their effects through our pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant economic and/or inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and/or financial results.

EVERUS CONSTRUCTION GROUP, INC. AND SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data

EVERUS CONSTRUCTION GROUP, INC. AND SUBSIDIARIES
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Our system of internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurances and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Everus Construction Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Everus Construction Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter Description
The Company recognizes certain construction contract revenue over time using an input method based on the ratio of incurred costs to total estimated costs of the performance obligation (the cost-to-cost method) when this method is determined to best depict the transfer of the related performance obligation to the customer. This method depends largely on the ability of management to make reasonably dependable estimates related to the extent of progress toward completion of the contract and the contract’s transaction price; such estimates involve management’s judgment. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, which may include liquidated damages, performance bonuses or incentives, claims, unpriced change orders, and penalties or index pricing, are made during the contract performance period. The Company estimates variable consideration at the most likely amount it expects to be entitled and includes those estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Given the judgments necessary to account for the Company’s construction contracts, including the use of estimates, to determine the transaction price and total costs for the performance obligations which are used to recognize revenue for construction contracts, auditing such estimates required extensive audit effort due to the volume and complexity of construction contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
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
•We selected a sample of construction contracts and performed the following:
•Evaluated whether the contracts were properly included in management’s calculation of construction contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
•Observed the work sites and inspected the progress toward completion for certain construction contracts.
•Compared the transaction prices, including estimated variable consideration, to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
•Confirmed the transaction prices for certain construction contracts with the customer or performed alternative procedures if the customer did not respond to the confirmation.
•Evaluated management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
•Evaluated the reasonableness of the estimated variable consideration in the contract revenue by evaluating the information supporting management’s judgment as to their estimate of the most likely amount the Company expects to receive without a significant reversal of cumulative revenue occurring when the uncertainty associated with the variable consideration is resolved.
•Evaluated the estimates of total cost for the performance obligation by:
•Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and/or supplier contracts for certain selected contracts.
•Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
•Tested the mathematical accuracy of management’s calculation of construction contract revenue for the performance obligation.
•Tested the accuracy and occurrence of the current year costs incurred that are used in the estimation of current year revenue.
•We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2026
We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Everus Construction Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Everus Construction Group, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2026

EVERUS CONSTRUCTION GROUP, INC.
Everus Construction Group, Inc.
Consolidated Statements of Income

Year ended December 31,	2025	2024	2023
	(In thousands, except per share amounts)
Operating revenues	$3,746,387	$2,849,685	$2,854,390
Cost of sales	3,292,299	2,510,234	2,532,472
Gross profit	454,088	339,451	321,918
Selling, general and administrative expenses	189,338	149,544	131,375
Operating income	264,750	189,907	190,543
Interest income	4,573	—	—
Interest expense	21,451	14,023	16,954
Other income, net	9,939	4,875	3,981
Income before income taxes and income from equity method investments	257,811	180,759	177,570
Income taxes	72,311	49,523	45,286
Income from equity method investments	16,270	12,185	4,946
Net income	$201,770	$143,421	$137,230

Earnings per share:
Basic	$3.95	$2.81	$2.69
Diluted	$3.95	$2.81	$2.69
Weighted average common shares outstanding:
Basic	51,045	50,973	50,972
Diluted	51,123	51,072	50,972
The accompanying notes are an integral part of these consolidated financial statements.

EVERUS CONSTRUCTION GROUP, INC.
Everus Construction Group, Inc.
Consolidated Statements of Comprehensive Income

Year ended December 31,	2025	2024	2023
	(In thousands)
Net income	$201,770	$143,421	$137,230
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax benefit of $1 in 2023	—	—	35
Other comprehensive income	—	—	35
Comprehensive income attributable to common stockholders	$201,770	$143,421	$137,265
The accompanying notes are an integral part of these consolidated financial statements.

EVERUS CONSTRUCTION GROUP, INC.
Everus Construction Group, Inc.
Consolidated Balance Sheets

As of December 31,	2025	2024
Assets	(In thousands, except share and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$170,500	$86,012
Receivables, net of allowance for credit losses of $5,282 and $7,097, respectively	769,828	590,028
Contract assets	255,767	167,049
Inventories	45,271	43,750
Prepayments and other current assets	55,015	30,390
Total current assets	1,296,381	917,229
Noncurrent assets:
Investments	27,082	21,286
Property, plant and equipment, net of accumulated depreciation of $174,914 and $157,278, respectively	168,498	134,409
Operating lease right-of-use assets	88,705	67,045
Goodwill	143,224	143,224
Other noncurrent assets	4,841	5,270
Total noncurrent assets	432,350	371,234
Total assets	$1,728,731	$1,288,463
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,000	$15,000
Accounts payable	226,264	138,097
Contract liabilities, net	305,111	207,304
Taxes payable	6,483	6,768
Accrued compensation	86,960	67,815
Accrued payroll-related liabilities	47,189	38,995
Current portion of operating lease liabilities	33,905	26,354
Other accrued liabilities	15,278	13,037
Total current liabilities	736,190	513,370
Noncurrent liabilities:
Long-term debt, net of unamortized issuance costs	266,549	280,648
Deferred income taxes	14,869	8,161
Operating lease liabilities	56,634	41,200
Other noncurrent liabilities	24,671	22,472
Total noncurrent liabilities	362,723	352,481
Total liabilities	1,098,913	865,851
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock, 300,000,000 shares authorized, $0.01 par value, 51,006,719 and 50,980,924 shares issued and outstanding at December 31, 2025 and 2024, respectively	510	510
Other paid-in capital	143,566	138,130
Retained earnings	485,742	283,972
Total stockholders’ equity	629,818	422,612
Total liabilities and stockholders’ equity	$1,728,731	$1,288,463
The accompanying notes are an integral part of these consolidated financial statements

EVERUS CONSTRUCTION GROUP, INC.
Everus Construction Group, Inc.
Consolidated Statements of Equity

Years ended December 31, 2025, 2024 and 2023
	Common Stock				Accumulated Other Comprehensive Loss
(In thousands, except shares)	Shares	Amount	Other Paid-in Capital	Retained Earnings		Total
Balance as of January 1, 2023	1,000	$1	$136,327	$245,954	$(35)	$382,247
Net income	—	—	—	137,230	—	137,230
Other comprehensive income	—	—	—	—	35	35
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	(143)	(70,519)	—	(70,662)
Balance as of December 31, 2023	1,000	1	136,184	312,665	—	448,850
Net income	—	—	—	143,421	—	143,421
Stock-based compensation	8,865	—	2,047	(575)	—	1,472
Retirement of historical common stock in connection with the Separation	(1,000)	(1)	1	—	—	—
Issuance of common stock in connection with the Separation	50,972,059	510	(510)	—	—	—
Net transfers from (to) CEHI, LLC and MDU Resources	—	—	408	(171,539)	—	(171,131)
Balance as of December 31, 2024	50,980,924	510	138,130	283,972	—	422,612
Net income	—	—	—	201,770	—	201,770
Stock-based compensation	25,795	—	5,436	—	—	5,436
Balance as of December 31, 2025	51,006,719	$510	$143,566	$485,742	$—	$629,818
The accompanying notes are an integral part of these consolidated financial statements.

EVERUS CONSTRUCTION GROUP, INC.
Everus Construction Group, Inc.
Consolidated Statements of Cash Flows

Year ended December 31,	2025	2024	2023
	(In thousands)
Operating activities:
Net income	$201,770	$143,421	$137,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,684	23,384	21,051
Amortization of intangible assets	116	1,888	2,097
Deferred income taxes	6,341	1,626	(3,105)
Net credit loss expenses (reversals)	636	(56)	6,202
Amortization of debt issuance costs	1,576	263	—
Stock-based compensation costs	6,311	1,559	804
Net unrealized gains on investments	(771)	(585)	—
Gain on sale of assets	(5,976)	(7,231)	(8,174)
Equity in earnings of unconsolidated affiliates, net of distributions	(5,186)	(8,055)	(4,946)
Changes in operating assets and liabilities:
Receivables	(180,436)	(140,345)	28,944
Due from related-party	—	11,507	(489)
Contract assets	(88,718)	39,186	16,863
Inventories	(1,521)	(1,041)	(5,865)
Other current assets	(24,625)	(12,814)	(4,390)
Accounts payable	88,372	14,296	(21,782)
Due to related-party	—	(2,135)	(2,803)
Contract liabilities, net	97,807	67,196	15,713
Other current liabilities	29,218	20,728	(6,933)
Other noncurrent changes	3,247	10,585	921
Net cash provided by operating activities	156,845	163,377	171,338
Investing activities:
Capital expenditures	(66,836)	(48,278)	(35,590)
Net proceeds from sale or disposition of property, plant and equipment	9,971	13,706	16,214
Proceeds from insurance contracts	2,174	—	—
Investments	(2,078)	(2,489)	(596)
Net cash used in investing activities	(56,769)	(37,061)	(19,972)
Financing activities:
Repayment of related-party long-term notes payable	—	—	(45,000)
Repayment of related-party short-term notes payable	—	—	(27,000)
Issuance of long-term debt	—	300,000	—
Repayments of long-term debt	(15,000)	—	—
Proceeds under the credit facility	—	40,000	—
Repayments under the credit facility	—	(40,000)	—
Payment of debt issuance costs	—	(7,879)	—
Tax withholding on stock-based compensation	(588)	—	—
Contribution from MDU Resources	—	13,531	—
Net amounts paid to MDU Resources cash management program	—	(168,531)	(10,584)
Transfers to CEHI, LLC and MDU Resources	—	(178,992)	(69,327)
Net cash used in financing activities	(15,588)	(41,871)	(151,911)
Increase (decrease) in cash, cash equivalents and restricted cash	84,488	84,445	(545)
Cash, cash equivalents and restricted cash - beginning of year	86,012	1,567	2,112
Cash, cash equivalents and restricted cash - end of year	$170,500	$86,012	$1,567
Supplemental Cash Flow Information:
Interest paid	$19,709	$14,800	$16,845
Income taxes paid, net	$77,819	$50,207	$52,322
Noncash investing activities:
Purchases of property, plant and equipment included in accounts payable	$216	$421	$258
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
Prior to the Separation, Everus Construction historically operated as a wholly owned subsidiary of Centennial and an indirect, wholly owned subsidiary of MDU Resources and not as a standalone company. For periods prior to the Separation, financial information included in the accompanying consolidated financial statements and related footnotes was prepared on a “carve-out” basis in connection with the Separation and was derived from the consolidated financial statements of MDU Resources as if the Company operated on a standalone basis during the periods presented. However, the pre-Separation financial information included in the consolidated financial statements and related footnotes does not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, publicly traded company for those periods presented and may not be indicative of its future performance.
The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements and are of a normal recurring nature.

EVERUS CONSTRUCTION GROUP, INC.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the consolidated financial statements. For periods prior to the Separation, the consolidated financial statements also included expense allocations for certain functions that were provided by MDU Resources and Centennial, including, but not limited to, certain general corporate expenses related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $30.4 million and $27.1 million for the years ended December 31, 2024 and 2023, respectively, and were included in Selling, general and administrative expenses on the consolidated statements of income. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder principally allocated on the basis of percentage of total capital invested or other allocation methodologies that were considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expenses the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party. Refer to Note 15 – Related-Party Transactions for more information on the transition services agreement between the Company and MDU Resources.
Earnings per share (“EPS”) information was retrospectively adjusted for periods prior to the Separation on the consolidated statements of income to reflect the Distribution. Refer to Note 9 – Earnings Per Share for more information on the share counts used in the EPS calculations.
Prior to the Separation, the Company historically participated in MDU Resources’ centralized cash management program through Centennial, including its overall financing arrangements. The Company had related-party agreements in place with Centennial for the financing of its capital needs, which were reflected as related-party notes payable on the consolidated balance sheets for periods prior to the Separation. Interest expense in the consolidated statements of income for periods prior to the Separation reflected the allocation of interest on borrowing and funding associated with the related-party agreements. Following the Separation, the Company has implemented its own centralized cash management program and has access to third-party credit facilities to fund day-to-day operations. For additional information related to the Company’s current financing arrangements and related interest expense recognition, refer to Note 7 – Debt and Note 15 – Related-Party Transactions.
Cash-settled, related-party transactions between the Company, MDU Resources, Centennial or other MDU Resources subsidiaries for general operating activities; the Company's participation in MDU Resources’ centralized cash management program through Centennial; and intercompany debt, were included in the consolidated financial statements for periods prior to the Separation. These related-party transactions were reflected in the consolidated balance sheets prior to the Separation as Due from related-party, Due from related-party - noncurrent, Due to related-party or Related-party notes payable. The aggregate net effect of general related-party operating activities was reflected in the consolidated statements of cash flows within operating activities for periods prior to the Separation. The effects of the Company’s participation in MDU Resources’ centralized cash management program and intercompany debt arrangements were reflected in the consolidated statements of cash flows within investing and financing activities for periods prior to the Separation. Refer to Note 15 – Related-Party Transactions for additional information on related-party transactions.
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
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these consolidated financial statements through February 25, 2026, the date of issuance of these consolidated financial statements, and determined that no additional events requiring disclosure occurred.

EVERUS CONSTRUCTION GROUP, INC.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; costs on construction contracts; unbilled revenues; expected credit losses; loss contingencies; actuarially determined benefit costs; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Revenue Recognition
Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
The Company generates most of its revenues from specialty contracting services. The Company provides specialty contracting services to a customer when a contract has been signed by both the customer and a representative of the Company obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services the Company provides generally includes multiple promised goods and services in a single project to create a distinct bundle of goods and services, which the Company has determined are single performance obligations. The transaction price includes the fixed consideration required pursuant to the original contract price together with any additional consideration, to which the Company expects to be entitled to, associated with executed change orders plus the estimate of variable consideration to which the Company expects to be entitled, subject to the following constraint.
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
Contract revenues related to specialty contracting services are recognized over time using the input method based on the measurement of progress on a project. This is the preferred method of measuring revenues because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred.
The Company also sells construction equipment and other supplies to third parties and internal customers. The contract for these sales is the use of a sales order or invoice, which includes the pricing and payment terms. All such contracts include a

EVERUS CONSTRUCTION GROUP, INC.
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
In addition, the Company leases certain equipment to third parties. These leases are considered short-term operating leases with terms of less than 12 months, with the majority being month-to-month leases currently. The Company recognizes revenue from operating leases on a straight-line basis over the respective operating lease terms under ASC 842 - Leases.
The Company recognizes all other revenues when services are rendered or goods are delivered.
Consolidation of Variable Interest Entities
The Company holds a minority economic interest in a captive insurance company, which has been determined to be a VIE due to its variable ownership interest in the captive insurance company. The captive insurance is structured with protected cell captives for each insured party (“Captive Cells”) in which participants’ assets and liabilities are held separately from each other and is not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insured parties. The Company is the primary beneficiary of its individual Captive Cell and has the power to direct the activities that most significantly impact economic performance of its Captive Cell, as well as the obligation to absorb losses of, and receive benefits from the activities of its Captive Cell. Accordingly, the Company has prepared these consolidated financial statements in accordance with ASC 810, Consolidation. ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity. As such, the consolidated financial statements include the consolidation of the Company’s Captive Cell.
Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amounts of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the consolidated balance sheet attributable to the Captive Cell were as follows as of December 31:

	2025	2024
	(In thousands)
Cash, cash equivalents and restricted cash	$17,828	$16,057
Other accrued liabilities	2,381	1,816
Other noncurrent liabilities	$6,326	$9,271
Joint Ventures
The Company accounts for unconsolidated joint ventures using either the equity method or proportionate consolidation. For the years ended December 31, 2025, 2024 and 2023, the Company held interests between 25% and 50% in joint ventures formed primarily for the purpose of pooling resources on construction contracts.
Proportionate consolidation is used for joint ventures that include unincorporated legal entities when we hold an undivided interest in each asset and are proportionately liable for the Company’s share of liabilities and the activities of the joint ventures that are construction related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenues and expenses are included in the Company’s consolidated financial statements.
For those joint ventures accounted for using proportionate consolidation, the Company recorded operating revenues of $0.6 million and $7.8 million and operating income of $0.2 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively, in the consolidated statements of income. As of December 31, 2024, the Company did not have any remaining interest in assets from these joint ventures. There was no activity during the year ended December 31, 2025 related to joint ventures accounted for using proportionate consolidation.
For those joint ventures accounted for under the equity method, the Company’s investment balances for the joint ventures are included in Investments in the consolidated balance sheets and the Company’s pro rata share of net income is included in Income from equity method investments in the consolidated statements of income.

EVERUS CONSTRUCTION GROUP, INC.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized income from equity method joint ventures of $16.3 million, $12.2 million and $5.0 million, respectively.
The Company’s investments in equity method joint ventures as of December 31, 2025 and 2024, were $19.5 million and $14.3 million, respectively.
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
Stock-Based Compensation
Prior to the Separation, eligible employees of the Company participated in MDU Resources’ stock-based compensation plans and the Company recorded compensation expense on awards granted by MDU Resources to those eligible employees.
At the time of Separation, all outstanding MDU Resources time-vesting restricted stock unit (“RSU”) awards held by Company employees were converted into Everus RSU awards. The converted awards will continue to vest over the original vesting period of three years from the respective grant dates. Refer to Note 10 – Stock-Based Compensation for additional information related to the conversion to Everus RSU awards.
Following the Separation, stock-based compensation awards are accounted for based on the estimated fair values at the grant date and compensation expense is recognized over the requisite service or vesting period/s.
The Company uses the graded vesting method to recognize compensation expense related to time-vesting RSU awards with graded vesting features that are subject only to a service condition. This method recognizes stock compensation expense over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award, which results in an accelerated recognition of compensation expense.
However, the Company uses the straight-line vesting method to recognize compensation expense related to time-vesting RSU awards without graded vesting features that are subject only to a service condition. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award.
The Company uses the graded vesting method to recognize compensation expense related to performance share awards (“PSAs”) with graded vesting features that are subject either to a performance or market condition, as well as a service condition.
The Company uses the straight-line vesting method to recognize compensation expense related to PSAs without graded vesting features that have a performance condition based on certain predetermined performance measures, as well as a service

EVERUS CONSTRUCTION GROUP, INC.
condition, but recognizes a true up to expense on a cumulative catch-up basis based on the Company’s determination of the expected achievement of each performance measure relative to the performance target at each reporting date. The expected achievement may vary from 0% to 200% of the performance measure target.
The Company uses the straight-line amortization method to recognize compensation expense related to PSAs without graded vesting features that have a market condition based on certain predetermined performance measures, as well as a service condition. The expected achievement may vary from 0% to 200% of the performance measure target.
The Company implemented a change in accounting policy pertaining to forfeitures and recognizes forfeitures when they occur and the related true up to expense on a cumulative catch-up basis at the time of the forfeitures. Prior to the Separation, the Company applied a forfeiture rate estimate, consistent with MDU Resources’ accounting policy. As a result, the Company adjusted compensation expense following the Separation to account for the change in accounting policy.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s Captive Cell that are to be used solely for Captive Cell’s purposes. As of December 31, 2025 and 2024, the Company had $170.5 million and $86.0 million of cash, cash equivalents, and restricted cash, respectively, including $17.8 million and $16.1 million of restricted cash held by the Captive Cell, respectively.
Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services, net of the allowance for expected credit losses. The Company’s trade receivables are all due in 12 months or less. Receivables, net was summarized as follows as of December 31:

	2025	2024
	(In thousands)
Trade receivables:
Completed contracts	$40,202	$42,462
Contracts in progress	728,808	546,543
Other	6,100	8,120
Receivables, gross	775,110	597,125
Less: allowance for expected credit losses	(5,282)	(7,097)
Receivables, net	$769,828	$590,028
The following table presents the opening and closing balances of Receivables, net, as of December 31:

	2025	2024
	(In thousands)
Balance at beginning of year	$590,028	$449,626
Change during period	179,800	140,402
Balance at end of year	$769,828	$590,028
The Company’s allowance for expected credit losses is determined using historical credit loss experiences, changes in asset-specific characteristics, current conditions, and reasonable and supportable future forecasts, among other specific account data. A review of the Company’s expected credit losses is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. For 2025, the year-over-year change in the allowance for expected credit losses was primarily driven by write-offs of uncollectible account balances, partially offset by net credit loss expenses recorded during the year.

EVERUS CONSTRUCTION GROUP, INC.
Details of the Company’s allowance for expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	2025	2024	2023
	(In thousands)
Balance at beginning of year	$7,097	$7,967	$2,161
Net credit loss expenses (reversals)	636	(56)	6,202
Less: write-offs charged against the allowance	(2,469)	(870)	(455)
Credit loss recoveries collected	18	56	59
Balance at end of year	$5,282	$7,097	$7,967
Inventories
Inventories are recorded at average cost, and the cost may decrease due to obsolescence, physical deterioration, damage, costs to repair, changes in price levels or other causes. Inventory valuation write-downs, as well as inventory allowances, are determined based on specific facts and circumstances.
Inventories were summarized as follows as of:

	December 31, 2025	December 31, 2024
	(In thousands)
Materials and supplies	$15,571	$6,771
Work in process	3,230	—
Finished goods	27,057	36,979
Less: valuation allowance	(587)	—
Inventory	$45,271	$43,750
As of December 31, 2025 and 2024, finished goods primarily consisted of manufactured equipment and tools held for sale and/or resale.
Investments
As of December 31, 2025, the Company’s investments, excluding joint venture investments, primarily included corporate-owned life insurance (“COLI”) contracts. The Company measures its investments in COLI contracts at fair value with any unrealized gains and losses recorded on the consolidated statements of income. The Company’s valuation techniques used to measure fair value are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.
During the year ended December 31, 2025, the Company received proceeds related to the total cash surrender values of life insurance policies that were within Investments as of December 31, 2024.
Property, Plant and Equipment
Additions to property, plant and equipment are recorded at cost. Gains or losses resulting from the retirement or disposal of assets are recognized as a component of operating income. The Company capitalizes interest, when applicable, on certain property, plant and equipment. There was no interest capitalized in 2025 or 2024. Property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which the Company completes in the fourth quarter, or more frequently if unforeseen events or changes in circumstances indicate that goodwill may be impaired.
The Company performed its annual goodwill impairment test in the fourth quarter of 2025. The Company determined that the reporting units for its goodwill impairment test were its operating segments, plus a component of an operating segment, that each constitute a business for which discrete financial information is available and for which management regularly reviews the

EVERUS CONSTRUCTION GROUP, INC.
operating results. As such, the Company’s reporting units are E&M, T&D, and Wagner Smith Equipment (“WSE”). For more information on the Company’s reporting units, refer to Note 5 – Goodwill and Other Intangible Assets. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value exceeds carrying value, the goodwill of the reporting unit is not impaired. If the carrying value exceeds fair value, the Company must record a goodwill impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2025, 2024 and 2023, there were no goodwill impairment losses recorded.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company’s future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, risk-adjusted cost of capital, operational plans, and current and future economic conditions, among others. Following the Separation as a standalone company, for 2025 and 2024, the fair value of each reporting unit was determined using an income approach. Prior to the Separation under MDU Resources, for 2023, the fair value of each reporting unit was determined using a weighted combination of income and market approaches. The Company believed that the estimates and assumptions used in its goodwill impairment assessments were reasonable and based on available market information.
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
No long-lived asset impairment losses were recorded for the years ended December 31, 2025, 2024 and 2023. Unforeseen events and changes in circumstances could require the recognition of long-lived asset impairment losses in the future.
Leases
The Company determines if an arrangement contains a lease at inception of a contract and accounts for all leases in accordance with ASC 842 - Leases. The recognition of leases requires the Company to make estimates and assumptions that affect the lease classification, and the assets and liabilities recorded. The accuracy of lease assets and liabilities reported on the consolidated balance sheets depends on, among other things, management’s estimates of interest rates used to discount the lease assets and liabilities to their present value, as well as the lease terms based on the unique facts and circumstances of each lease.
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
Insurance
The Company entered into an insurance arrangement in anticipation of the Separation. The insurance arrangement is subject to applicable insurance rules and regulations, and insures the Company’s exposure related to workers’ compensation, general liability and automobile liability on a primary basis. These policies are subject to certain self-insured limits.

EVERUS CONSTRUCTION GROUP, INC.
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
The Company also purchases excess coverage from unrelated insurance carriers and obtains third-party coverage for other forms of insurance including, but not limited to, excess liability, contractors pollution liability, legal liability, professional liability, directors and officers liability and employment practices liability. These policies are subject to certain deductible thresholds.
For certain health benefit plans, the Company carries insurance policies that are subject to stop-loss limits for qualified individuals. The Company maintains a reserve for these health benefit plans that is included within Other accrued liabilities on the consolidated balance sheets. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.
Legal Costs
The Company expenses external legal fees as they are incurred.
Advertising
The Company expenses advertising costs as they are incurred. Advertising costs, which are included in Selling, general and administrative expenses, were $1.5 million, $1.1 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
New Accounting Standards
Changes to GAAP are typically established by the FASB in the form of an Accounting Standards Update (“ASU”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs.
Recently Adopted Accounting Standards Updates
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which provided guidance on accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statement in order to provide decision useful information to investors and other allocators of capital (collectively investors) in a joint venture’s financial statements and reduce diversity in practice. The new basis of accounting will require that a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with the exceptions to fair value measurement that are consistent with the business combinations guidance). The standard became effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. However, a joint venture that was formed before January 1, 2025, may elect to apply the guidance retrospectively if it has sufficient information. The Company adopted the standard prospectively in the first quarter of 2025, but it did not have an impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provided guidance to address investors’ requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information and effectiveness of income tax disclosures. The standard became effective for fiscal years beginning after December 15, 2024. The Company adopted the standard retrospectively in the fourth quarter of fiscal year 2025. Refer to Note 11 – Income Taxes for the related disclosure-only impacts of adopting this standard.
New Accounting Standards Updates Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provided guidance to address investors’ requests for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development costs. The standard will be effective for fiscal year December 31, 2027, and interim periods beginning January 1, 2028. The Company is currently evaluating the impact the guidance will have on its disclosures for the year ending December 31, 2027, and future interim periods beginning in 2028.

EVERUS CONSTRUCTION GROUP, INC.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided guidance to address stakeholders feedback on the challenges of applying Topic 326 to current accounts receivable and current contract assets, specifically related to the costs and complexities of developing reasonable and supportable forecasts to support the estimation of expected credit losses. As a result, this update provides a practical expedient for all entities that allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing such forecasts. The standard will be effective for fiscal year December 31, 2026, and interim periods beginning January 1, 2026. The Company adopted the standard in the first quarter of 2026 and it did not have a material impact on the consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provided clarity on interim reporting disclosure requirements and which disclosures should be provided in interim reporting periods. The standard will be effective for fiscal year December 31, 2028, and interim periods beginning January 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the disclosure impacts the guidance will have on its interim financial statements as well as whether the Company will early-adopt the standard.
Note 3 - Revenue from Contracts with Customers
Under ASC 606, revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
As part of the adoption of ASC 606, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.
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
As of December 31, 2025 and 2024, $69.9 million and $56.2 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of December 31, 2025 and 2024, the Company recorded loss provisions of $2.0 million and $1.0 million, respectively, in Contract liabilities, net on the consolidated balance sheets related to contracts that are still being completed and remain recorded.

EVERUS CONSTRUCTION GROUP, INC.
The Company had claim positions of $25.8 million and $54.9 million that were excluded from the contract transaction price as of December 31, 2025 and 2024, respectively. The Company continues to evaluate these active claims. The Company recognized $3.6 million in pre-tax income related to settled claims during the year ended December 31, 2025.
The Company received notification in October 2023 from a customer that it was withholding payment of approximately $31.3 million on remaining outstanding billings, including retention, on a large project with a contract that was billed on a time and materials basis with no stated maximum price. The Company believes it has substantial defenses against these claims based upon the terms of the contract and it has performed under the terms of the contract. Therefore, the Company believes collection of the remaining outstanding billings, including retention, is probable and, as a result, the Company has recognized revenues from this project in its historical results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
Additionally, the cost-to-cost method of accounting requires the Company to make estimates about expected revenues and gross profit on each of its contracts in progress. Changes in estimates may result from contract modifications, which affect the estimated progress of the related performance obligations. As a result, the Company recognizes additional revenues on a cumulative catch-up basis in the current period from performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenues if the current estimated progress is less than the previous estimate. In some instances, contract modifications may occur after completion of work under the contract. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
Since these changes in estimates could significantly affect our profitability, the Company reviews and updates contract-related estimates regularly and recognizes adjustments in estimated gross profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact to gross profit is recognized in the period that the adjustment is identified. As such, future revenues and gross profit of contract performance are recognized using the adjusted estimates.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods, positively net impacted operating revenues, and in turn gross profit, by $113.7 million, $83.4 million and $45.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As a result, net income was positively net impacted by $83.7 million, $61.9 million and $34.4 million and diluted EPS by $1.64, $1.21 and $0.67, respectively.
For the years ended December 31, 2025, 2024 and 2023, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $60.1 million, $28.6 million, and $12.9 million, respectively, which resulted in positive net impacts to net income of $44.2 million, $21.3 million and $9.7 million and diluted EPS of $0.87, $0.42 and $0.19, respectively.
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

EVERUS CONSTRUCTION GROUP, INC.
The following tables present revenue disaggregated by contract type:

Year ended December 31, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$1,534,357	$439,481	$1,973,838
Cost reimbursable*	1,347,305	258,929	1,606,234
Unit-price	39,010	150,111	189,121
Total contract revenues	2,920,672	848,521	3,769,193
Eliminations	(10,017)	(12,789)	(22,806)
Total operating revenues	$2,910,655	$835,732	$3,746,387
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Year ended December 31, 2024	E&M	T&D	Total
	(In thousands)
Fixed-price	$1,299,059	$385,868	$1,684,927
Cost reimbursable*	670,424	295,679	966,103
Unit-price	61,964	155,599	217,563
Total contract revenues	2,031,447	837,146	2,868,593
Eliminations	(7,536)	(11,372)	(18,908)
Total operating revenues	$2,023,911	$825,774	$2,849,685
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Year ended December 31, 2023	E&M	T&D	Total
	(In thousands)
Fixed-price	$1,049,626	$353,836	$1,403,462
Cost reimbursable*	1,003,455	285,947	1,289,402
Unit-price	81,786	94,794	176,580
Total contract revenues	2,134,867	734,577	2,869,444
Eliminations	(9,324)	(5,730)	(15,054)
Total operating revenues	$2,125,543	$728,847	$2,854,390
___________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.
The following table presents revenue disaggregated by customer type:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Commercial	$2,074,578	$1,197,760	$1,204,016
Institutional	352,671	364,611	262,344
Industrial	316,581	322,661	473,339
Service & other	114,207	109,440	139,766
Renewables	62,635	36,975	55,402
Total E&M	2,920,672	2,031,447	2,134,867
Utility	749,500	753,725	677,434
Transportation	99,021	83,421	57,143
Total T&D	848,521	837,146	734,577
Eliminations	(22,806)	(18,908)	(15,054)
Total operating revenues	$3,746,387	$2,849,685	$2,854,390

EVERUS CONSTRUCTION GROUP, INC.
Uncompleted Contracts, Contract Assets and Contract Liabilities, Net
Costs, estimated earnings and billings on uncompleted contracts were summarized as follows as of December 31:

	2025	2024
	(In thousands)
Costs incurred on uncompleted contracts	$8,036,495	$7,034,838
Estimated earnings	1,172,516	995,766
Costs and estimated earnings on uncompleted contracts	9,209,011	8,030,604
Less: billings to date	(9,258,355)	(8,070,859)
Net contract liabilities	$(49,344)	$(40,255)
The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts from contracting services usually stipulate the timing of payment, which is defined by the terms found within the various contracts under which work was performed during the period. Contracts from contracting services are billed as work progresses in accordance with agreed-upon contractual terms. A variance in timing of the billings in comparison to the timing of revenue recognition results in contract assets or contract liabilities.
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
Contract assets and Contract liabilities, net consisted of the following as of December 31:

	2025	2024
	(In thousands)
Unbilled revenue	$187,902	$124,007
Retainage	67,865	43,042
Contract assets	$255,767	$167,049

Deferred revenue	$417,415	$278,409
Accrued loss provision	1,965	1,021
Less: retainage	(114,269)	(72,126)
Contract liabilities, net	$305,111	$207,304

EVERUS CONSTRUCTION GROUP, INC.
The following table presents the opening and closing balances of net contract assets (liabilities):

	2025			2024
	Contract assets	Contract liabilities, net	Net contract assets (liabilities)	Contract assets	Contract liabilities, net	Net contract assets (liabilities)
	(In thousands)
Balance at beginning of year	$167,049	$(207,304)	$(40,255)	$206,235	$(140,108)	$66,127
Change during year	88,718	(97,807)	(9,089)	(39,186)	(67,196)	(106,382)
Balance at end of year	$255,767	$(305,111)	$(49,344)	$167,049	$(207,304)	$(40,255)
Contract assets and contract liabilities fluctuate period to period based on various factors, including, but not limited to, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; variability in billing of retainage and the satisfaction of the specified condition; and unapproved change orders and contract claims recognized as revenues. The primary driver of the difference between the Company’s opening and closing contract assets and contract liabilities balances is the timing of the Company’s billings, including retainage, in relation to its performance of work.
The Company recognized a net increase in revenues of $151.4 million, $117.5 million and $116.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2025 and 2024, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations was $2.80 billion and $2.46 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of December 31, 2025, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 Months	Greater than 12 Months
	(In thousands)
E&M	$2,067,484	$382,647
T&D	266,979	80,548
Total	$2,334,463	$463,195
Note 4 – Property, Plant and Equipment, Net
Property, plant and equipment, net as of December 31 was as follows:

	2025	2024	Estimated Useful Life	Weighted Average Estimated Useful Life
	(In thousands)		(In years)
Land	$10,187	$8,662	—	—
Buildings and improvements	65,117	54,936	0 to 40	22
Machinery and equipment	100,258	86,689	0 to 15	7
Vehicles	158,265	133,437	0 to 15	7
Other	9,585	7,963	0 to 10	3
Property, plant and equipment, gross	343,412	291,687
Less: accumulated depreciation	(174,914)	(157,278)
Property, plant and equipment, net	$168,498	$134,409

EVERUS CONSTRUCTION GROUP, INC.
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $28.7 million, $23.4 million and $21.1 million, respectively.
Depreciation expense is recognized in Cost of sales and Selling, general and administrative expenses on the consolidated statements of income.
The components of certain equipment leased to third parties under operating leases, which are included within Property, plant and equipment, net in the consolidated balance sheets, were as follows as of December 31;

	2025	2024
	(In thousands)
Machinery and equipment	$69,152	$59,549
Less: accumulated depreciation	(32,565)	(29,687)
Property, plant and equipment, net	$36,587	$29,862
Note 5 – Goodwill and Other Intangible Assets
Goodwill
The Company’s carrying amount of goodwill remained unchanged at $143.2 million as of both December 31, 2025 and 2024. The Company’s reporting units are E&M, T&D, and Wagner Smith Equipment (“WSE”). WSE is within the T&D reportable segment. Goodwill also remained unchanged for each reportable segment as of both December 31, 2025 and 2024, with $115.9 million for E&M and $27.3 million for T&D. No impairments of goodwill were recorded for the years ended December 31, 2025, 2024 and 2023.
Other Intangible Assets
Finite-lived intangible assets, which were classified in Other noncurrent assets, were as follows as of December 31:

2024
(In thousands)
Customer relationships	$10,450
Less: accumulated amortization	(10,334)
Net customer relationships	116
Total	$116
During the third quarter of 2025, the Company wrote off the remaining asset cost and associated accumulated amortization of the finite-lived intangible assets related to customer relationships that were fully amortized.
For the years ended December 31, 2025, 2024 and 2023, amortization expense for finite-lived intangible assets was $0.1 million, $1.9 million and $2.1 million, respectively. As a result of the finite-lived intangible assets being fully amortized during the first quarter of 2025, there was no future amortization expense remaining for finite-lived intangible assets.
Amortization expense is recognized in Selling, general and administrative expenses in the consolidated statements of income.
No impairments of finite-lived intangible assets were recorded for the years ended December 31, 2025, 2024 and 2023.
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

EVERUS CONSTRUCTION GROUP, INC.
curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measured its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in the consolidated statements of income. The Company anticipates using these investments, which consist of COLI contracts, to satisfy its obligations under its unfunded, nonqualified deferred compensation plan for the Company’s executive officers and certain key management employees. The Company invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. Prior to the Separation, the Company was a participant in MDU Resources’ benefit and compensation plans. These investments, which totaled $7.6 million and $4.8 million as of December 31, 2025 and 2024, respectively, were included in Investments on the consolidated balance sheets. The Company recognized net unrealized gains on these investments of $0.8 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. The net unrealized losses on these investments were immaterial for the year ended December 31, 2023. The changes in fair value were classified in Other income, net on the consolidated statements of income.
The estimated fair value of the Company’s Level 2 COLI contracts was based on contractual cash surrender values that were determined primarily by investments in managed separate accounts of the insurer. These amounts approximated fair value. The managed separate accounts were valued based on other observable inputs or corroborated market data.
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
The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair values of the assets and liabilities held by the Captive Cell approximated their fair values as of both December 31, 2025 and 2024. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
	(In thousands)
Assets:
COLI contracts	$—	$7,615	$—	$7,615
Total assets measured at fair value	$—	$7,615	$—	$7,615

	Fair Value Measurements as of December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
	(In thousands)
Assets:
COLI contracts	$—	$4,766	$—	$4,766
Total assets measured at fair value	$—	$4,766	$—	$4,766

EVERUS CONSTRUCTION GROUP, INC.
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
Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt was not measured at fair value on the consolidated balance sheets as of both December 31, 2025 and 2024, but corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 7 – Debt for additional information on the Company’s long-term debt.
The estimated fair values of the Company's Level 2 long-term debt, including current long-term debt, were as follows as of December 31:

	2025	2024
	(In thousands)
Carrying value	$285,000	$300,000
Fair value	$282,115	$298,559
Note 7 – Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of December 31, 2025. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement. Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding.
Long-Term Debt
Long-term debt outstanding was as follows:

	Weighted Average Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
	(In percentage)	(In thousands)
Term loan due on October 31, 2029	5.67%	$285,000	$300,000
Revolving credit facility		—	—
Less: unamortized debt issuance costs		(3,451)	(4,352)
Total debt		281,549	295,648
Less: current maturities		(15,000)	(15,000)
Total long-term debt		$266,549	$280,648
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

EVERUS CONSTRUCTION GROUP, INC.
The Company drew $40.0 million under the Revolving Credit Facility on the Separation date for projected working capital needs. On November 29, 2024, the Company repaid the $40.0 million outstanding balance, plus accrued interest, under the Revolving Credit Facility.
As of December 31, 2025 and 2024, there was no outstanding balance under the Revolving Credit Facility, but there were $2.2 million and $15.6 million of outstanding standby letters of credit, respectively. As a result, the Company had a borrowing capacity of $222.8 million and $209.4 million under the Revolving Credit Facility, respectively.
The Company incurred $21.4 million and $4.1 million of interest expense related to the Credit Agreement for the years ended December 31, 2025 and 2024, consisting of $18.9 million and $3.7 million of interest on outstanding borrowings, $1.6 million and $0.3 million of debt issuance costs amortization and $0.9 million and $0.1 million of unused commitment fees, respectively.
The Company did not incur any interest expense related to the Credit Agreement for the year ended December 31, 2023, as the agreement had not yet commenced during this period. Refer to Note 15 – Related-Party Transactions for additional information on related-party interest expense pertaining to periods prior to the Separation.
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions. During the year ended December 31, 2025, the Company paid its required quarterly amortization payments of the Term Loan totaling $15.0 million, along with $18.9 million of associated interest. No such payments were made during the years ended December 31, 2024 and 2023.
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
Schedule of Debt Maturities
The amounts of scheduled long-term debt maturities, excluding unamortized debt issuance costs, for the five years following December 31, 2025, aggregate as follows:

	2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$15,000	$15,000	$15,000	$240,000	$285,000

EVERUS CONSTRUCTION GROUP, INC.
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
The following table provides information on the Company’s lease costs for operating leases:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Lease costs:
Operating lease cost	$38,805	$31,274	$26,386
Variable lease cost	1,599	1,232	1,215
Short-term lease cost	106,149	107,421	99,964
Total lease costs	$146,553	$139,927	$127,565
The following is summary information of lease terms and discount rates for operating leases as of December 31:

	2025	2024
Weighted average remaining lease term (in years)	1.15 years	1.38 years
Weighted average discount rate (in percentages)	5.43%	5.50%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$37,490	$31,156	$26,810
Right-of-use assets obtained in exchange for new operating lease liabilities	$56,481	$44,214	$43,917

EVERUS CONSTRUCTION GROUP, INC.
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the consolidated balance sheets, was as follows as of:

December 31, 2025
(In thousands)
2026	$37,762
2027	26,066
2028	14,572
2029	8,496
2030	4,928
Thereafter	8,152
Total	99,976
Less: discount	(9,437)
Total operating lease liabilities	$90,539
The Company has entered into a $22.7 million operating lease that has not yet commenced as of December 31, 2025. The operating lease has an estimated lease term of 10 years, 4 months, which is expected to commence in July 2026.
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
The following table provides information on the Company's lease income for operating leases:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Lease income:
Operating lease income	$48,539	$41,420	$45,338
Total lease income	$48,539	$41,420	$45,338
The following table is a maturity analysis of undiscounted cash flows relating to lease payments expected to be received by the Company as a lessor of operating leases as of:

December 31, 2025
(In thousands)
2026	$11,300
Total lease payments	$11,300
The majority of the total lease payments are currently from month-to-month leases as stated above and are included in Receivables, net on the consolidated balance sheets as rent receivables due to the timing of billings compared to earned operating lease income.
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

EVERUS CONSTRUCTION GROUP, INC.
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
Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. The Company calculates diluted EPS using the treasury stock method. Diluted EPS is calculated by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of any potentially dilutive securities, except in cases where the effect of such securities would be anti-dilutive.
Basic and diluted EPS were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Year ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Net income	$201,770	$143,421	$137,230

Weighted average common shares outstanding - basic	51,045	50,973	50,972
Effect of dilutive securities - share-based awards	78	99	0
Weighted average common shares outstanding - diluted	51,123	51,072	50,972

EPS - basic	$3.95	$2.81	$2.69
EPS - diluted	$3.95	$2.81	$2.69
For the years ended December 31, 2025, 2024 and 2023, there were no shares excluded from the calculation of diluted EPS due to their anti-dilutive effect.
Note 10 – Stock-Based Compensation
Pre-Separation
Prior to the Separation, key employees of the Company participated in the stock-based compensation plans authorized and managed by MDU Resources. In connection with MDU Resources’ separation of Knife River Corporation (“Knife River”) on May 31, 2023, the provisions of the existing MDU Resources’ compensation plans required adjustments to the number and terms of outstanding employee time-vesting RSUs and PSAs to preserve the intrinsic value of the awards immediately prior to the Knife River Corporation (“Knife River”) separation.
However, the outstanding MDU Resources PSAs would no longer be subject to performance-based vesting conditions. The MDU Resources PSAs were first adjusted for performance. The combined performance factors were determined based on the performance of MDU Resources as of December 31, 2022. Then, at the time of the Knife River separation, all outstanding stock-based compensation awards of MDU Resources were converted into MDU Resources time-vesting RSUs. Following the Knife River separation, no MDU Resources PSAs existed.
In addition, similar required adjustments were needed to the number and terms of outstanding MDU Resources time-vesting RSUs to preserve the intrinsic value of the awards immediately prior to the Separation. At the time of Separation, all outstanding MDU Resources time-vesting RSUs held by Company employees were converted into Everus time-vesting RSUs.
The number of Everus time-vesting RSUs was determined by taking the closing per share price of MDU Resources on October 31, 2024, and dividing by the closing per share price of Everus on November 1, 2024. The ratio used to convert the MDU Resources’ time-vesting RSUs was designed to preserve the aggregate intrinsic value of the awards immediately after the Separation when compared to the aggregate intrinsic value of the awards immediately prior to the Separation. The existing unvested time-vesting RSUs issued through MDU Resources’ stock-based compensation plans were modified in connection with the Separation to maintain an equivalent value immediately before and after Separation. Everus did not incur any incremental compensation expenses related to the conversion of the time-vesting RSUs. The outstanding Everus time-vesting RSUs will continue to vest over the original vesting periods of three years from the respective grant dates, contingent on continued employment.

EVERUS CONSTRUCTION GROUP, INC.
Post-Separation
The Company has its own stock-based compensation plan under which it’s currently authorized to issue 2.5 million RSUs, PSAs and other stock awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of December 31, 2025, there were approximately 2.4 million shares available for issuance, with approximately 2.2 million shares available for grant under the Everus LTIP. There were approximately 0.2 million of outstanding stock awards that were either vested, but unsettled in shares of common stock or nonvested as of December 31, 2025. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.
Total stock-based compensation expense, including Company participants and non-employee directors, was $6.3 million, $1.6 million, and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in Selling, general and administrative expenses in the consolidated statements of income.
As of December 31, 2025, total remaining unrecognized compensation expense related to nonvested time-vesting RSUs, including Company participant and non-employee directors awards, and nonvested PSAs was approximately $4.2 million, which is expected to be amortized over a weighted average period of 1.40 years.
Restricted Stock Units
As previously discussed, adjustments were made to the number of MDU Resources time-vesting RSUs to preserve the intrinsic value of the awards in connection with the separation of Knife River in 2023 and outstanding MDU Resources PSAs were converted to MDU Resources time-vesting RSUs. And at the time of Separation, MDU Resources time-vesting RSUs were converted to Everus time-vesting RSUs for outstanding RSUs granted to Everus employees.
During the year ended December 31, 2025, the Company’s compensation committee granted 47,705 time-vesting RSUs to employees under the Everus LTIP at a weighted-average grant-date fair value per share of $49.60. The time-vesting RSUs generally vest ratably in equal installments over three years, contingent on continued employment through the vesting periods. Upon vesting, participants receive dividends, if any, that accumulate during the vesting period.
During the year ended December 31, 2025, 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested time-vesting RSUs. The gross issuance of 30,939 shares of common stock was considered noncash financing activities, as no cash was exchanged for the shares. However, the Company withheld/repurchased 12,635 to satisfy the employees withholding tax obligations, as evidenced by the financing cash outflow on the consolidated statement of cash flows.
During the year ended December 31, 2025, the Company’s compensation committee granted 19,664 time-vesting RSUs to the Company’s non-employee directors under the Everus LTIP at a weighted-average grant-date fair value per share of $59.13. The time-vesting RSUs generally vest over one year on the first anniversary of the Company's 2025 Annual Meeting of Stockholders, contingent on continued service on the Everus board of directors. Upon vesting, participants receive dividends, if any, that accumulate during the vesting period.

EVERUS CONSTRUCTION GROUP, INC.
A summary of time-vesting RSUs activity for the years ended December 31, 2025 and 2024, including the conversion to Everus RSUs in 2024, was as follows:

	RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share[2]
Nonvested pre-Separation	243,327	$21.37
Conversion to Everus RSUs[1]	(109,596)
Vested shares	(30,939)	40.72
Nonvested as of December 31, 2024	102,792	38.33
Granted shares	67,369	52.38
Vested shares	(45,419)	38.82
Nonvested as of December 31, 2025	124,742	$45.74
__________________
1.Includes the conversion adjustments to preserve the intrinsic value of the awards.
2.Weighted-average grant-date fair value per share represented post-separations of Knife River and the Company from MDU Resources in 2023 and 2024, respectively, as applicable.
The approximate fair value on vesting date of time-vesting RSUs that vested on December 31, 2025 was $3.9 million. The time-vesting RSUs that vested on December 31, 2024 were net settled in shares of Company common stock in February 2025, with an approximate fair value of $1.4 million before shares were withheld for tax purposes. The time-vesting RSUs that vested during the year ended December 31, 2025, along with the first installment of the annual time-vesting RSUs granted in 2025, are scheduled to be settled in shares of Company common stock at the end of February 2026.
As of December 31, 2025, total remaining unrecognized compensation expense related to nonvested time-vesting RSUs, including Company participant and non-employee directors awards, was approximately $1.9 million, which is expected to be amortized over a weighted average period of 1.04 years.
Performance Share Awards
During the year ended December 31, 2025, the Company’s compensation committee granted 55,092 PSAs, at target, under the Everus LTIP. The PSAs are generally earned over a three-year performance period, with vesting generally at the end of the performance period, dependent upon achievement of performance measures and continued employment through the vesting period. The target number of shares are split equally between performance and market conditions. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period..
Under the performance conditions for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares. The performance conditions are tied to specific financial metrics. The weighted-average grant-date fair value per share for the PSAs applicable to these performance conditions issued during the year ended December 31, 2025 was $47.27.
Under the market condition for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares based on the Company’s total shareholder return relative to that of a selected peer group. The weighted-average grant-date fair value per share for the PSAs applicable to the market condition issued during the year ended December 31, 2025 was $56.93, which was determined by multiple Monte Carlo simulations.
A summary of PSAs activity for the year ended December 31, 2025 was as follows:

	PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested as of December 31, 2024	—	$—
Granted shares	55,092	52.10
Nonvested as of December 31, 2025	55,092	$52.10

EVERUS CONSTRUCTION GROUP, INC.
For the Monte Carlo simulations performed during the year ended December 31, 2025, the blended volatility term structure ranges were comprised of 50% historical volatility and 50% implied volatility. Risk-free interest rates were based on US Treasury security rates in effect as of the respective grant date. The weighted-average grant-date fair value per share and the assumptions used for grants applicable to PSAs with a market condition granted during the year ended December 31, 2025 were:

	Annual Award	Off-Cycle Award
Weighted-average grant-date fair value per share	$55.82	$72.20

Assumptions:
Performance period	January 1, 2025 to December 31, 2027	January 1, 2025 to December 31, 2027
Grant date closing stock price	$46.54	$57.39
Blended volatility range	44.33% - 47.07%	46.31% - 52.10%
Risk-free interest rate range	4.37% - 4.46%	4.08% - 4.24%
Dividend yield	0.00%	0.00%
As of December 31, 2025, total remaining unrecognized compensation expense related to nonvested PSAs was approximately $2.3 million, which is expected to be amortized over a weighted average period of 1.70 years.
The remaining unrecognized compensation for nonvested PSAs with performance conditions was based on the expected achievement of the financial metrics related to the nonvested PSAs as of the end of reporting period. As such, compensation expense related to these nonvested PSAs can vary at each reporting period based on changes in expected achievement of the performance measures. In addition, if the expected achievement of the performance measures change, the total number of shares expected to be earned and vested will also change. However, the remaining unrecognized compensation expense related to nonvested PSAs with a market condition is unaffected by the expected achievement of the performance measure, since it is already included in the Monte Carlo simulations that produce the grant-date fair values.
Stock Awards
Prior to the non-employee director time-vesting RSU grants, the non-employee directors received shares of common stock in addition to cash payments for directors’ fees through fully vested stock award grants. On May 22, 2025, the Company granted 6,778 shares with a grant-date fair value of approximately $0.4 million to the non-employee directors, which represented noncash financing activities.
During the year ended December 31, 2025, the Company issued 713 shares of common stock to certain non-employee directors who chose to convert a portion of their monthly cash payments for directors’ fees into shares of Company common stock, which represented noncash financing activities.

EVERUS CONSTRUCTION GROUP, INC.
Note 11 – Income Taxes
Income before income taxes and income from equity method investments consisted solely of U.S. domestic income.
Income tax expense on the consolidated statements of income was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Current:
Federal	$49,658	$36,964	$39,468
State and local	16,312	10,933	8,923
Total current	65,970	47,897	48,391
Deferred:
Federal	4,891	1,214	(2,629)
State and local	1,450	412	(476)
Total deferred	6,341	1,626	(3,105)
Total income tax expense	$72,311	$49,523	$45,286
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes and income from equity method investments. The reasons for this difference were as follows:

	Year ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(In thousands, except percentages)
U.S. federal statutory tax rate	$57,557	21.0%	$40,518	21.0%	$38,328	21.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax effect*	14,664	5.4	8,939	4.6	6,535	3.6
Nondeductible expenses	1,550	0.6	1,254	0.7	1,605	0.9
Tax credits	(1,509)	(0.6)	(1,185)	(0.6)	(1,084)	(0.6)
Changes in unrecognized tax benefits	49	—	(3)	—	(98)	(0.1)
Effective tax rate	$72,311	26.4%	$49,523	25.7%	$45,286	24.8%
__________________
*State taxes in Oregon and California constitute the majority (greater than 50%) of the tax effects in this category.

EVERUS CONSTRUCTION GROUP, INC.
Components of deferred tax assets and deferred tax liabilities as of December 31 were as follows:

	2025	2024
	(In thousands)
Deferred tax assets:
Operating lease liabilities	$22,643	$16,808
Compensation-related	18,927	13,573
Employee benefit plans costs	2,181	1,614
Workers’ compensation reserve	1,862	1,878
Allowance for expected credit losses	1,121	1,437
Capital investment overhead on contracts	347	535
Research and development costs	—	5,596
Other	3,251	2,764
Total deferred tax assets	$50,332	$44,205
Deferred tax liabilities:
Operating lease right-of-use-assets	$(22,163)	$(16,672)
Basis differences on property, plant and equipment	(21,278)	(17,664)
Intangible assets	(11,897)	(10,912)
Prepaid expenses	(7,802)	(6,597)
Other	(1,540)	—
Total deferred tax liabilities	(64,680)	(51,845)
Valuation allowance	(521)	(521)
Net deferred income tax liabilities	$(14,869)	$(8,161)
As of both December 31, 2025 and 2024, the Company had various state income tax net operating loss carryforwards of $16.5 million. The state income tax net operating loss carryforwards are due to expire beginning in 2031. It is likely that a portion of the benefit from certain carryforwards will not be realized; therefore, valuation allowances have been provided. As of both December 31, 2025 and 2024, the total valuation allowance on deferred tax assets, related to the state income tax net operating loss carryforwards, was approximately $0.5 million. Changes in tax regulations or assumptions regarding current and future taxable income could require an adjustment to the valuation allowance in the future.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years ending prior to 2022. With few exceptions, as of December 31, 2025, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2022.
Reconciliations of unrecognized tax benefits were as follows as of December 31:

	2025	2024	2023
	(In thousands)
Balance at beginning of year	$732	$656	$570
Additions based on tax positions related to current year	170	145	145
Additions for tax positions of prior years	118	78	279
Reductions for tax positions of prior years	(55)	—	(60)
Reductions resulting from a lapse of the applicable statute of limitations periods	(136)	(147)	(278)
Balance at end of year	$829	$732	$656
As of December 31, 2025, 2024 and 2023, there were $0.8 million, $0.7 million and $0.7 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in Selling, general and administrative expenses. During the years ended December 31, 2025, 2024, and 2023, the Company recognized an immaterial amount of interest and penalties. The Company recognizes the liability for all unrecognized tax benefits in Taxes

EVERUS CONSTRUCTION GROUP, INC.
payable and accrued interest and penalties in Other accrued liabilities on the consolidated balance sheets. The Company had an immaterial amount for payment of interest and penalties accrued as of both December 31, 2025 and 2024.
Income taxes paid, net of refunds, was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Federal	$56,836	$39,420	$40,105
State	20,983	10,787	12,217
Total income taxes paid, net of refunds	$77,819	$50,207	$52,322

Income taxes paid, net of refunds, exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions:
State
Oregon	$9,395	$4,362	$5,859
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
T&D: Contracting services for the construction and maintenance of overhead and underground electrical, gas, communication infrastructure and transportation-related lighting, as well as the manufacture and distribution of overhead and underground transmission line construction equipment and tools.
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

EVERUS CONSTRUCTION GROUP, INC.
Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:

Year ended December 31, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$2,920,672	$848,521	$—	$3,769,193
Eliminations	(10,017)	(12,789)	—	(22,806)
Total segment operating revenues	2,910,655	835,732	—	3,746,387
Cost of sales	2,585,771	705,827	701	3,292,299
Gross profit	324,884	129,905	(701)	454,088
Selling, general and administrative expenses	106,566	40,199	42,573	189,338
Operating income	$218,318	$89,706	$(43,274)	264,750
Interest income				4,573
Interest expense				21,451
Other income, net				9,939
Total consolidated income before income taxes and income from equity method investments				$257,811

Year ended December 31, 2024	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$2,031,447	$837,146	$—	$2,868,593
Eliminations	(7,536)	(11,372)	—	(18,908)
Total segment operating revenues	2,023,911	825,774	—	2,849,685
Cost of sales	1,804,095	703,152	2,987	2,510,234
Gross profit	219,816	122,622	(2,987)	339,451
Selling, general and administrative expenses	82,845	37,567	29,132	149,544
Operating income	$136,971	$85,055	$(32,119)	189,907
Interest expense				14,023
Other income, net				4,875
Total consolidated income before income taxes and income from equity method investments				$180,759

Year ended December 31, 2023	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$2,134,867	$734,577	$—	$2,869,444
Eliminations	(9,324)	(5,730)	—	(15,054)
Total segment operating revenues	2,125,543	728,847	—	2,854,390
Cost of sales	1,911,721	620,738	13	2,532,472
Gross profit	213,822	108,109	(13)	321,918
Selling, general and administrative expenses	79,445	34,499	17,431	131,375
Operating income	$134,377	$73,610	$(17,444)	190,543
Interest expense				16,954
Other income, net				3,981
Total consolidated income before income taxes and income from equity method investments				$177,570

EVERUS CONSTRUCTION GROUP, INC.
Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

Year ended December 31,	2025		2024		2023
	E&M	T&D	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$5,763	$23,233	$6,358	$19,099	$6,200	$17,108
Interest expense, net[1]	(7,263)	3,433	(800)	4,027	4,957	4,490
Income taxes	63,218	22,172	38,609	20,989	33,143	17,399
Capital expenditures[2]	$16,984	$49,608	$7,944	$40,355	$4,853	$30,736
__________________
1.Amounts shown are included in Interest expense on the consolidated statements of income. Also, the amounts include intercompany transactions related to the Company’s cash management and financing program.
2.Capital expenditures for 2025, 2024 and 2023 include noncash transactions for capital expenditure-related accounts payable.
Reconciliations of reportable segment assets to consolidated assets were as follows as of December 31:

	2025	2024
	(In thousands)
E&M segment assets	$1,047,626	$764,470
T&D segment assets	455,875	410,887
Total reportable segment assets	1,503,501	1,175,357
Other assets	267,577	161,016
Eliminations	(42,347)	(47,910)
Total consolidated assets	$1,728,731	$1,288,463
For more information about the disaggregation of the Company’s revenues by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.
Revenues from a single customer accounted for approximately 16.5% of total operating revenues for the year ended December 31, 2025, which was included in the E&M segment. No single customer accounted for more than 10% of total operating revenues for the year ended December 31, 2024. However, revenues from a single customer accounted for approximately 16.8% of total operating revenues for the year ended December 31, 2023, which was included in the E&M segment.
At the segment level, revenues from two E&M customers individually accounted for approximately 21.1% and 10.4% of total E&M segment revenues for the year ended December 31, 2025, respectively. No single E&M customer accounted for more than 10% of total E&M segment revenues for the year ended December 31, 2024. However, revenues from a single customer accounted for approximately 22.5% of total E&M segment revenues for the year ended December 31, 2023.
As for T&D, revenues from a single T&D customer accounted for approximately 16.0% of total T&D segment revenues for the year ended December 31, 2025. Revenues from a single T&D customer accounted for approximately 17.2% of total T&D segment revenues for the year ended December 31, 2024. For the year ended December 31, 2023, revenues from two T&D customers individually accounted for approximately 17.5% and 13.7% of total T&D segment revenues, respectively.
Trade receivables from a single customer accounted for approximately 16.3% of total trade receivables as of December 31, 2025, which was included in the E&M segment. No single customer had trade receivables of 10% or more of total trade receivables as of December 31, 2024.
At a segment level, trade receivables from a single E&M customer accounted for approximately 19.9% of total E&M segment trade receivables as of December 31, 2025. Trade receivables from a single customer accounted for approximately 10.4% of total E&M segment trade receivables as of December 31, 2024.
No single T&D customer accounted for more than 10% of total T&D segment trade receivables as of December 31, 2025 and 2024.

EVERUS CONSTRUCTION GROUP, INC.
Note 13 – Employee Benefit Plans
Nonqualified Deferred Compensation Plans
In 2012, MDU Resources established a nonqualified deferred compensation plan (“2012 MDU Resources DCP”) for certain key management employees, including certain employees of the Company. In 2020, the plan was frozen to new participants and no new Company contributions were made to the plan after December 31, 2020. Vesting for participants not fully vested was retained. To replace the 2012 MDU Resources DCP, a new nonqualified deferred compensation plan was adopted in 2020 by MDU Resources (“2020 MDU Resources DCP”), effective January 1, 2021.
In connection with the Separation, the Company adopted its own nonqualified deferred compensation plan (“Everus DCP”), effective October 31, 2024, in which eligible employees of the Company may participate. Previous Company employee liability balances related to the 2020 MDU Resources DCP were transferred to the Company. The original 2012 MDU Resources DCP associated liability balances were assumed by MDU Resources.
Net expenses incurred by the Company under these plans for the years ended December 31, 2025, 2024 and 2023 were $2.9 million, $1.3 million, and $1.6 million, respectively.
Defined Contribution Plans
Prior to the Separation, MDU Resources sponsored a defined contribution plan (“MDU Resources 401(k) plan”) in which the Company participated. As a result of the Separation, the Company now sponsors its own defined contribution plan (“Everus 401(k) plan”), effective September 1, 2024, in which its employees participate and previous Company employee liability balances were transferred from the MDU Resources 401(k) plan to the Company. The costs incurred by the Company under these plans for eligible employees were $8.4 million, $6.2 million and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Amounts contributed to defined contribution multiemployer plans were $90.9 million, $67.3 million, and $73.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Amounts contributed to defined benefit multiemployer plans were $103.9 million, $82.8 million, and $95.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company’s total contributions to its multiemployer other postretirement plans, which includes contributions to active multiemployer health and welfare plans, were $114.1 million, $91.5 million, and $86.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, approximately 85% and 83% of the Company’s total workforce was covered by collective bargaining agreements, respectively. As of December 31, 2025, approximately 21% of the collective bargaining agreements are set to expire within one year.
The Company’s participation in the defined benefit multiemployer plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan’s year-end as of

EVERUS CONSTRUCTION GROUP, INC.
December 31, 2025 and 2024. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.
Among other factors, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2025	2024		2025	2024	2023
NEBF - National Electrical Benefit Fund	53-0181657-001	Green	Green	No	$25,279	$18,233	$19,040	No	8/25/2024-1/31/2029
Edison Pension Plan	93-6061681-001	Green	Green	No	17,440	23,310	16,957	No	12/31/2026
IBEW Local 683 Pension Fund Pension Plan	34-1442087-001	Green	Green	No	12,387	6,650	3,986	No	5/30/2027
IBEW Local 357 Pension Plan A	88-6023284-001	Green	Green	No	8,919	4,376	18,936	No	5/31/2027
Pension and Retirement Plan of Plumbers and Pipefitters Local 525	88-6003864-001	Green as of 6/30/2024	Green as of 6/30/2022	No	5,561	3,788	8,020	No	9/30/2024
IBEW Local 640 & AZ Chapter NECA Defined Benefit Pension Plan	86-0323980-001	Green	Green	No	4,627	1,528	1,044	No	6/30/2027
IBEW Local 124 Pension Trust Fund	43-0817626-001	Green	Green	No	3,111	2,300	2,294	No	8/25/2024
IBEW Local 82 Pension Plan	31-6127268-001	Green as of 6/30/2024	Green as of 6/30/2023	No	2,919	2,518	2,149	No	12/6/2026
Eighth District Electrical Pension Fund	84-6100393-001	Green	Green	No	2,772	2,397	2,078	No	2/28/2015-12/31/2027
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919-001	Green	Green	No	2,729	2,316	1,994	No	5/31/2027
Sheet Metal Workers Pension Plan of Southern CA, AZ, and NV	95-6052257-001	Green	Green	No	2,361	2,189	3,631	No	6/30/2028
Other Funds					15,809	13,181	15,229	No
Total Contributions					$103,914	$82,786	$95,358
The Company was listed in the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
DB Pension Plan of AGC-IUOE Local 701 Pension Trust Fund	2024 and 2023
Edison Pension Plan	2024 and 2023
Electrical Workers Local No. 26 Pension Fund	2024 and 2023
IBEW Local 82 Pension Plan	2025 and 2024
IBEW Local 124 Pension Trust Fund	2024 and 2023
IBEW Local 212 Pension Trust Fund	2025 and 2024
IBEW Local 357 Pension Plan A	2024 and 2023
IBEW Local 648 Pension Plan	2024 and 2023
IBEW Local 683 Pension Fund Pension Plan	2024 and 2023
National Electrical Benefit Fund	2024 and 2023
Pension and Retirement Plan of Plumbers and Pipefitters Local 525	2025 and 2024
Sheet Metal Workers Pension Plan of Southern, CA AZ and NV	2024 and 2023
Western States Insulators and Allied Workers’ Pension Plan	2024 and 2023
Certain contributions from 2025 were excluded from the table above, since those plans’ Forms 5500 were not available for the fiscal year 2025 at the time of filing the 2025 Annual Report.

EVERUS CONSTRUCTION GROUP, INC.
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
Litigation
As of December 31, 2025 and 2024, the Company had $2.0 million and $4.5 million of litigation-related contingent liabilities, respectively, which had not been discounted and were included in either Other accrued liabilities or Other noncurrent liabilities on the consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carrier, any amounts due related to the litigation will be paid directly by the Company’s insurance carrier. As a result, the Company’s litigation-related contingent liabilities were fully covered after insurance claim receivables as of December 31, 2025 and as such, the Company was not in a net loss position. The Company was in a net loss position of $3.5 million after insurance claim receivables as of December 31, 2024, reflecting the amount that the Company would be responsible for resulting from litigation.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of December 31, 2025 and 2024, the maximum potential amount of payments the Company would be required to make under the outstanding surety bonds was approximately $767.7 million and $717.0 million, respectively, which were not reflected on the consolidated balance sheets.
As of December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit (“SBLOC”) that were issued during the fourth quarter of 2025 and included in the outstanding surety bonds balance. $15.4 million of the SBLOC balance was previously recognized as outstanding standby letters of credit under the Company’s Revolving Credit Facility, which is discussed below.
The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. These job performance guarantees are related to contracts for contracting services. As of December 31, 2025 and 2024, the fixed maximum amounts guaranteed under these agreements aggregated to $641.1 million and $542.7 million, respectively. The scheduled expiration of the maximum amounts guaranteed as of December 31, 2025, aggregated to $537.4 million in 2026, $61.2 million in 2027, $20.3 million in 2028, $3.4 million in 2029 and $3.0 million in 2030 and $15.8 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the consolidated balance sheets. However, in the event of default under these guaranteed obligations, the Company would be required to make payments to satisfy its guarantees.

EVERUS CONSTRUCTION GROUP, INC.
In addition to the above guarantees, there were $2.2 million and $15.6 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of December 31, 2025 and 2024, respectively. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our Revolving Credit Facility, refer to Note 7 – Debt.
Note 15 – Related-Party Transactions
Transition Services Agreement
On October 31, 2024, as part of the Separation, the Company and MDU Resources entered into a transition services agreement whereby the Company and MDU Resources provide certain transition services to each other. The transition services agreement outlines services that are provided between parties related to tax, legal, treasury, human resources, information technology, risk management and other general and administrative functions. For the years ended December 31, 2025 and 2024, the Company incurred $4.8 million and $0.7 million of transition services expenses related to services from MDU Resources, respectively, which were reflected in Selling, general and administrative expenses on the consolidated statements of income. During the second quarter of 2025, the Company deemed $0.5 million of expenses from the first quarter of 2025 to be recurring in nature and thus, not transition services expenses. For both of the years ended December 31, 2025 and 2024, the Company received an immaterial amount for its services to MDU Resources, which was reflected in Other income, net on the consolidated statements of income. Transition services are expected to be completed by March 31, 2026.
Allocation of Corporate Expenses
Prior to the Separation, Centennial and MDU Resources allocated expenses for corporate services provided to the Company, including costs related to senior management, legal, human resources, finance and accounting, treasury, information technology, internal audit, risk management and other shared services. The amounts allocated were $30.4 million and $27.1 million for the years ended December 31, 2024 and 2023, respectively.
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
Related-Party Notes Payable
As part of the Separation, the Company repaid $230.0 million of outstanding cash management program borrowings to Centennial using a portion of the net proceeds of indebtedness incurred by the Company. The repayment amount represented the total related-party notes payable balance outstanding as of October 31, 2024, and thus, there were no amounts outstanding

EVERUS CONSTRUCTION GROUP, INC.
as of December 31, 2024. Also, as a result of the Separation, a portion of the net proceeds of the indebtedness was used to pay a $60.0 million dividend to MDU Resources and was included in Net transfers from (to) CEHI, LLC and MDU Resources in the consolidated statements of equity for the year ended December 31, 2024. Refer to Note 7 – Debt for more information.
The Company repaid $27.0 million and $45.0 million of short- and long-term related-party notes payable, respectively, during the year ended December 31, 2023, in connection with the Knife River Corporation separation.
The Company was allocated interest based on borrowings from or lending to the cash management and financing program as well as the funding related to these agreements as described above. The related-party interest expense associated with the Company’s participation in the cash management and financing program prior to the Separation was $10.2 million and $17.0 million for the years ended December 31, 2024 and 2023, respectively.

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
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management's Annual Report on Internal Control Over Financial Reporting
The information required by this item is included in this 2025 Annual Report under Item 8 - Management’s Report on Internal Control over Financial Reporting.
Attestation Report of the Registered Public Accounting Firm
The information required by this item is included in this 2025 Annual Report under Item 8 - Reports of Independent Registered Public Accounting Firm.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

EVERUS CONSTRUCTION GROUP, INC.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

EVERUS CONSTRUCTION GROUP, INC.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item, except as disclosed below, will be included in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”), which is incorporated herein by reference.
The Company has adopted an insider trading policy, which governs the purchase, sale and/or other dispositions of the Company's securities by directors, officers, employees and other covered persons, which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. A copy of the insider trading policy is incorporated by reference in the Exhibit Index in Part IV to this 2025 Annual Report.
Item 11. Executive Compensation
Information required by this item will be included in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table includes information about the Company’s equity compensation plans as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by stockholders(1)	225,398	(2)	$—	(3)	2,227,307	(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	225,398		$—		2,227,307
__________________
(1)Consists of the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”), which authorizes the Company to issue 2.5 million shares of Company common stock and grant restricted stock units (“RSUs”), performance share awards (“PSAs”), and other stock awards. For more information, see Item 8 - Note 10 – Stock-Based Compensation.
(2)Includes unvested RSUs, including 45,419 RSUs that vested on December 31, 2025 and 12,239 RSUs that vested on February 20, 2026, which were settled by use of net share settlement in Company common stock in February 2026; target shares of unearned and unvested PSAs, that may become earned and vested if the performance metrics are satisfied; and estimated shares assuming issuance on December 31, 2025 for the fourth quarter of 2025 conversion of director cash retainers into Company common stock that will be determined at the end of February 2026.
(3)No weighted average exercise price is shown for RSUs or PSAs because such awards do not have exercise prices.
(4) This amount is part of the 2,452,705 shares that were available for future issuance under the Everus LTIP as of December 31, 2025, in connection with grants of RSUs, PSAs or other equity-based awards.
The remaining information required by this item will be included in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item will be included in the Company’s 2026 Proxy Statement, which is incorporated herein by reference.

EVERUS CONSTRUCTION GROUP, INC.
Part IV.
Item 15. Financial Statements, Financial Statement Schedules and Exhibits
A. The following documents are filed as part of this 2025 Annual Report:
1. Financial Statements
Reference is made to the Index to Financial Statements under Item 8. Financial Statements and Supplementary Data in Part II hereof, where these documents are listed.
2. Schedules
All schedules are omitted because they are not required or not applicable, or the information is shown in the financial statements or the notes to the consolidated financial statements.
3. Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this 2025 Annual Report.

EVERUS CONSTRUCTION GROUP, INC.
Exhibit Index

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1	Separation and Distribution Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.†			8-K	2.1	11/1/24	001-42276
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
4.1	Everus Construction Group, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934			10-K	4.1	02/28/25	001-42276
10.1	Employment Offer Letter with Jeffrey S. Thiede, dated July 11, 2024+			10-12B	10.9	9/12/24	001-42276
10.2	Employment Offer Letter with Thomas D. Nosbusch, dated August 15, 2024+			10-12B	10.10	9/12/24	001-42276
10.3	Employment Offer Letter with Maximillian J Marcy, dated July 11, 2024+			10-12B	10.11	9/12/24	001-42276
10.4	Employment Offer Letter with Paul R. Sanderson, dated July 11, 2024+			10-12B	10.12	9/12/24	001-42276
10.5	Employment Offer Letter with Jon B. Hunke, dated July 11, 2024+			10-12B	10.13	9/12/24	001-42276
10.6	Retention Bonus Letter with Jon B. Hunke, dated July 11, 2024+			10-12B	10.14	9/12/24	001-42276
10.7	Form of Everus Construction Group, Inc. Director and Officer Indemnification Agreement+			10-12B	10.15	9/12/24	001-42276
10.8	Transition Services Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.†			8-K	10.1	11/1/24	001-42276
10.9	Tax Matters Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.			8-K	10.2	11/1/24	001-42276
10.1	Employee Matters Agreement, dated as of October 31, 2024, by and between Everus Construction Group, Inc. and MDU Resources Group, Inc.			8-K	10.3	11/1/24	001-42276
10.11	Credit Agreement, dated as of October 31, 2024, by and among Everus Construction Group, Inc., JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto.†			8-K	10.4	11/1/24	001-42276
10.12	Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan.+			8-K	10.5	11/1/24	001-42276
10.13	Everus Construction Group, Inc. Executive Incentive Compensation Plan, including Rules and Regulations.+			8-K	10.6	11/1/24	001-42276
10.14	Everus Construction Group, Inc. Deferred Compensation Plan—Plan Document and Adoption Agreement.+			8-K	10.7	11/1/24	001-42276
10.15	Everus Construction Group, Inc. Director Compensation Policy, as Amended and Restated on May 22, 2025+			10-Q	10.1	8/13/25	001-42276
10.16	Everus Construction Group, Inc. Deferred Compensation Plan for Directors, as Amended and Restated on May 22, 2025+			10-Q	10.2	8/13/25	001-42276
10.17	Everus Construction Group, Inc., 401(k) Retirement Plan, effective September 1, 2024+			10-Q	10.17	11/21/24	001-42276

EVERUS CONSTRUCTION GROUP, INC.

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
10.18	First Amendment to Everus Construction Group, Inc., 401(k) Retirement Plan, generally effective January 1, 2025+	X
10.19	Everus Construction Group, Inc., Change in Control Severance Plan+			8-K	10.1	11/22/24	001-42276
10.20	Form of Everus Construction Group, Inc. Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use prior to February 27, 2026.+			10-Q	10.1	5/14/25	001-42276
10.21
Amended Form of Everus Construction Group, Inc. Performance Share Award Agreement (Relative Performance) under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use prior to February 27, 2026+
		X
10.22
Amended Form of Everus Construction Group, Inc. Performance Share Award Agreement (Financial Metric) under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use prior to February 27, 2026+
		X
10.23
Form of Everus Construction Group, Inc. Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use on and after February, 27, 2026+
		X
10.24
Form of Everus Construction Group, Inc. Performance Share Award Agreement (Relative Performance) under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use on and after February 27, 2026+
		X
10.25
Form of Everus Construction Group, Inc. Performance Share Award Agreement (Financial Metric) under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use on and after February 27, 2026+
		X
10.26	Form of Everus Construction Group, Inc. Annual Director Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan+			10-Q	10.3	8/13/25	001-42276
19.1	Everus Construction Group, Inc. Insider Trading Policy and Procedures			10-K	19.1	02/28/25	001-42276
21.1	List of Subsidiaries of Everus Construction Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Everus Construction Group, Inc. Incentive Compensation Recovery Policy+			10-K	97.1	02/28/25	001-42276

EVERUS CONSTRUCTION GROUP, INC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Everus Construction Group, Inc.

Dated:	February 25, 2026	By:	/s/ Jeffrey S. Thiede
			Name:	Jeffrey S. Thiede
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey S. Thiede	President and Chief Executive Officer	February 25, 2026
Jeffrey S. Thiede	(Principal Executive Officer)

/s/ Maximillian J Marcy	Vice President, Chief Financial Officer and Treasurer	February 25, 2026
Maximillian J Marcy	(Principal Financial Officer)

/s/ Jon B. Hunke	Vice President and Chief Accounting Officer	February 25, 2026
Jon B. Hunke	(Principal Accounting Officer)

/s/ Dale S. Rosenthal	Director	February 25, 2026
Dale S. Rosenthal	(Chair of the Board)

/s/ Michael S. Della Rocca	Director	February 25, 2026
Michael S. Della Rocca

/s/ Helena M. Hernandez	Director	February 25, 2026
Helena M. Hernandez

/s/ Edward A. Ryan	Director	February 25, 2026
Edward A. Ryan

/s/ David M. Sparby	Director	February 25, 2026
David M. Sparby

/s/ Clark A. Wood	Director	February 25, 2026
Clark A. Wood

/s/ Betty R. Wynn	Director	February 25, 2026
Betty R. Wynn