Form 10-Q
period 2026-03-31
Everus Construction Group, Inc.
filed 2026-05-06
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2026: 51,041,606 shares.

Industry Information
Any industry data included in this Quarterly Report on Form 10-Q (“Quarterly Report”) regarding industry size and/or relative industry position is derived from a variety of sources, including company research, third-party studies and surveys, industry and general publications, and estimates based on Everus Construction Group, Inc.’s (“Everus”) knowledge and experience in the industries in which it operates. Everus’ estimates, if any, have been based on information obtained from its customers, suppliers, trade and business organizations, and other contacts in the industry. Everus is responsible for all the disclosures contained in this Quarterly Report, and Everus believes that any third-party data is generally reliable and that its estimates are accurate as of the date of this Quarterly Report. Further, Everus’ estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in Everus’ 2025 Annual Report on Form 10-K (“2025 Annual Report”). These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Operating revenues	$1,036,953	$826,629
Cost of sales	906,224	734,136
Gross profit	130,729	92,493
Selling, general and administrative expenses	53,045	41,509
Operating income	77,684	50,984
Interest income	2,324	937
Interest expense	4,620	5,631
Other income, net	552	567
Income before income taxes and income from equity method investments	75,940	46,857
Income taxes	20,252	13,573
Income from equity method investments	2,628	3,388
Net income	$58,316	$36,672

Earnings per share:
Basic	$1.14	$0.72
Diluted	$1.14	$0.72
Weighted average common shares outstanding:
Basic	51,082	51,042
Diluted	51,189	51,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$293,356	$170,500
Receivables, net of allowance for credit losses of $5,125 and $5,282, respectively	781,563	769,828
Contract assets	258,058	255,767
Inventories, net	47,978	45,271
Prepaid expenses	21,998	38,161
Other current assets	18,304	16,854
Total current assets	1,421,257	1,296,381
Noncurrent assets:
Investments	22,182	27,082
Property, plant and equipment, net of accumulated depreciation of $180,742 and $174,914, respectively	174,161	168,498
Operating lease right-of-use assets	82,504	88,705
Goodwill	143,224	143,224
Other noncurrent assets	4,419	4,841
Total noncurrent assets	426,490	432,350
Total assets	$1,847,747	$1,728,731
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,000	$15,000
Accounts payable	259,869	226,264
Contract liabilities, net	344,959	305,111
Taxes payable	22,127	6,483
Accrued compensation	70,200	86,960
Accrued payroll-related liabilities	48,935	47,189
Current portion of operating lease liabilities	32,900	33,905
Other accrued liabilities	10,048	15,278
Total current liabilities	804,038	736,190
Noncurrent liabilities:
Long-term debt, net of unamortized issuance costs	263,024	266,549
Deferred income taxes	14,910	14,869
Operating lease liabilities	51,665	56,634
Other noncurrent liabilities	27,166	24,671
Total noncurrent liabilities	356,765	362,723
Total liabilities	$1,160,803	$1,098,913
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.01 par value, none issued and outstanding	$—	$—
Common stock, 300,000,000 shares authorized, $0.01 par value, 51,041,606 and 51,006,719 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	510	510
Additional paid-in capital	142,376	143,566
Retained earnings	544,058	485,742
Total stockholders’ equity	686,944	629,818
Total liabilities and stockholders’ equity	$1,847,747	$1,728,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2025	51,006,719	$510	$143,566	$485,742	$629,818
Net income	—	—	—	58,316	58,316
Stock-based compensation	34,887	—	(1,190)	—	(1,190)
Balance as of March 31, 2026	51,041,606	$510	$142,376	$544,058	$686,944

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2024	50,980,924	$510	$138,130	$283,972	$422,612
Net income	—	—	—	36,672	36,672
Stock-based compensation	18,304	—	915	—	915
Balance as of March 31, 2025	50,999,228	$510	$139,045	$320,644	$460,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2026	2025
	(In thousands)
Operating activities:
Net income	$58,316	$36,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,071	6,774
Amortization of intangible assets	—	116
Deferred income taxes	41	1,048
Net credit loss reversals	(24)	(1,729)
Amortization of debt issuance costs	394	394
Stock-based compensation costs	2,004	1,747
Net unrealized losses on investments	247	117
Gain on sale of assets	(1,970)	(2,371)
Equity in earnings of unconsolidated affiliates, net of distributions	7,203	(2,743)
Changes in operating assets and liabilities:
Receivables	(11,711)	(1,052)
Contract assets	(2,291)	(54,861)
Inventories, net	(2,707)	(3,663)
Other current assets	14,713	(4,464)
Accounts payable	33,539	43,625
Contract liabilities, net	39,848	(20,733)
Other current liabilities	(4,640)	7,579
Other noncurrent changes	2,642	672
Net cash provided by operating activities	143,675	7,128
Investing activities:
Capital expenditures	(15,470)	(18,539)
Net proceeds from sale or disposition of property, plant and equipment	3,719	3,310
Proceeds from insurance contracts	—	2,174
Investments	(2,550)	(1,766)
Net cash used in investing activities	(14,301)	(14,821)
Financing activities:
Repayment of long-term debt	(3,750)	(3,750)
Tax withholding on stock-based compensation	(2,768)	(588)
Net cash used in financing activities	(6,518)	(4,338)
Increase (decrease) in cash, cash equivalents and restricted cash	122,856	(12,031)
Cash, cash equivalents and restricted cash - beginning of period	170,500	86,012
Cash, cash equivalents and restricted cash - end of period	$293,356	$73,981
Supplemental Cash Flow Information:
Interest paid	$4,291	$4,171
Income taxes paid, net	$205	$1,161
Noncash investing activities:
Purchases of property, plant and equipment included in Accounts payable	$282	$1,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Background and Nature of Operations
Nature of Operations
Everus Construction Group, Inc. (the “Company” or “Everus”) is a leading construction solutions provider headquartered in Bismarck, North Dakota, offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, transportation, utility and other customers. The Company’s common stock is listed under the ticker symbol “ECG” on the New York Stock Exchange, and it operates throughout most of the United States through two reportable, operating segments:
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
The accompanying unaudited condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Pursuant to GAAP, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K (“2025 Annual Report”). The information includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements and are of a normal recurring nature.
The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other future period.
All revenues and costs, as well as assets and liabilities, directly associated with the business activities of the Company are included in the unaudited condensed consolidated financial statements. General corporate expenses are included within Selling, general and administrative expenses and Other income, net on the unaudited condensed consolidated statements of income.
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
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through May 6, 2026, the date of issuance of these unaudited condensed consolidated financial statements, and determined that no additional events requiring disclosure occurred. See Note 14 – Subsequent Events for further information regarding a nonrecognized subsequent event relating to an acquisition that occurred on April 1, 2026.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2025 Annual Report.

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
Consolidation of Variable Interest Entities
The Company holds a minority economic interest in a captive insurance company, which has been determined to be a VIE due to its variable ownership interest in the captive insurance company. The captive insurance is structured with protected cell captives for each insured party (“Captive Cells”) in which participants’ assets and liabilities are held separately from each other and is not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insured parties. The Company is the primary beneficiary of its individual Captive Cell and has the power to direct the activities that most significantly impact economic performance of its Captive Cell, as well as the obligation to absorb losses of, and receive benefits from the activities of its Captive Cell. Accordingly, the Company has prepared these unaudited condensed consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the unaudited condensed consolidated financial statements of such entity. As such, the unaudited condensed consolidated financial statements include the consolidation of the Company’s Captive Cell.
Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amounts of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the unaudited condensed consolidated balance sheets attributable to the Captive Cell were as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash, cash equivalents and restricted cash	$18,339	$17,828
Other accrued liabilities	2,543	2,381
Other noncurrent liabilities	$6,018	$6,326
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
There was no activity during the three months ended March 31, 2026 and 2025, related to joint ventures accounted for using proportionate consolidation.
For those joint ventures accounted for under the equity method, the Company’s investment balances for the joint ventures are included in Investments in the unaudited condensed consolidated balance sheets, and the Company’s pro rata share of net income is included in Income from equity method investments in the unaudited condensed consolidated statements of income.
For the three months ended March 31, 2026 and 2025, the Company recognized income from equity method joint ventures of $2.6 million and $3.4 million, respectively. The Company’s investments in equity method joint ventures as of March 31, 2026 and December 31, 2025, were $12.3 million and $19.5 million, respectively.

Cash, Cash Equivalents and Restricted Cash
As of March 31, 2026 and December 31, 2025, the Company’s cash was held in highly liquid bank accounts, including checking accounts and/or money market deposit accounts. In addition, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s Captive Cell that are to be used solely for the Captive Cell’s purposes.
As of March 31, 2026 and December 31, 2025, the Company had $293.4 million and $170.5 million of cash, cash equivalents, and restricted cash, respectively, including $18.4 million and $17.8 million of restricted cash held by the Captive Cell, respectively.
For the three months ended March 31, 2026 and 2025, the Company earned $2.3 million and $0.9 million of interest income, including $2.2 million and $0.9 million from its central cash management program, respectively. The Company earned $0.1 million from the Company’s Captive Cell for the three months ended March 31, 2026.
Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services, net of the allowance for expected credit losses. The Company’s trade receivables are all due in 12 months or less. Receivables, net was summarized as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Trade receivables:
Completed contracts	$32,777	$40,202
Contracts in progress	749,220	728,808
Other	4,691	6,100
Receivables, gross	786,688	775,110
Less: allowance for expected credit losses	(5,125)	(5,282)
Receivables, net	$781,563	$769,828
The following table presents the opening and closing balances of Receivables, net as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Balance at beginning of period	$769,828	$590,028
Net change during period	11,735	179,800
Balance at end of period	$781,563	$769,828
The Company’s allowance for expected credit losses is determined using historical credit loss experiences, changes in asset-specific characteristics and current conditions, among other specific account data. A review of the Company’s expected credit losses is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. The decrease in the allowance for expected credit losses during the three months ended March 31, 2026 was primarily driven by write-offs of uncollectible account balances and by net credit loss reversals recorded during the period.

Details of the Company's allowance for expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$5,282	$7,097
Net credit loss reversals	(24)	(1,729)
Less: write-offs charged against the allowance	(133)	(2,304)
Balance at end of period	$5,125	$3,064
Inventories
Inventories are stated at the lower of average cost or net realizable value, net of any inventory valuation allowance. The value of inventories may decrease due to obsolescence, physical deterioration, damage, costs to repair, changes in price levels or other causes. Inventory valuation write-downs, as well as inventory allowances, are determined based on specific facts and circumstances.
Inventories, net were summarized as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Materials and supplies	$15,604	$15,571
Work in process	4,162	3,230
Finished goods	28,799	27,057
Less: valuation allowance	(587)	(587)
Inventories, net	$47,978	$45,271
As of both March 31, 2026 and December 31, 2025, finished goods primarily consisted of manufactured equipment and tools held for sale and/or resale.
New Accounting Standards
Changes to GAAP are typically established by the FASB in the form of Accounting Standards Update (“ASU”) to the FASB ASC. The Company considers the applicability and impact of all ASUs.
Recently Adopted Accounting Standards Updates
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided guidance to address stakeholders feedback on the challenges of applying Topic 326 to current accounts receivable and current contract assets, specifically related to the costs and complexities of developing reasonable and supportable forecasts to support the estimation of expected credit losses. As a result, this update provides a practical expedient for all entities that allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing such forecasts. The standard is effective for fiscal year December 31, 2026, and interim periods beginning January 1, 2026. The Company adopted the standard in the first quarter of 2026 and it did not have a material impact on the unaudited condensed consolidated financial statements.
New Accounting Standards Updates Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provided guidance to address investors’ requests for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions, such as cost of sales, selling, general and administrative expenses, and research and development costs. The standard will be effective for fiscal year December 31, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its disclosures for the year ending December 31, 2027, and future interim periods beginning in 2028.

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
Note 3 – Revenue from Contracts with Customers
Under ASC 606 - Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
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
As of March 31, 2026 and December 31, 2025, $44.8 million and $69.9 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of March 31, 2026 and December 31, 2025, the Company recorded loss provisions of $1.6 million and $2.0 million, respectively, in Contract liabilities, net on the unaudited condensed consolidated balance sheets related to contracts that are still being completed and remain recorded.
As of March 31, 2026 and December 31, 2025, the Company had claim positions of $38.3 million and $25.8 million, respectively, that were excluded from the contract transaction price. The Company continues to evaluate these active claims, and there was no impact to operating income during the quarter.

The Company received notification in October 2023 from a customer that it is withholding payment of approximately $31.3 million on remaining outstanding billings, including retention, on a large project with a contract that was billed on a time and materials basis with no stated maximum price. The Company believes it has substantial defenses against these claims based upon the terms of the contract and it has performed under the terms of the contract. Therefore, the Company believes collection of the remaining outstanding billings, including retention, is probable and, as a result, the Company has recognized the revenue from this project in its historical results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
Additionally, the cost-to-cost method of accounting requires the Company to make estimates about expected revenues and gross profit on each of its contracts in process. Changes in estimates may result from contract modifications, which affect the estimated progress of the related performance obligations. As a result, the Company recognizes additional revenues on a cumulative catch-up basis in the current period from performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenues if the current estimated progress is less than the previous estimate. In some instances, contract modifications may occur after completion of work under the contract. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
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
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by $55.9 million and $38.1 million for the three months ended March 31, 2026 and 2025, respectively. As a result, net income was positively net impacted by $41.5 million and $27.8 million and diluted earnings per share (“EPS”) by $0.81 and $0.54, respectively.
For the three months ended March 31, 2026 and 2025, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $17.6 million and $16.8 million, respectively, which resulted in positive net impacts to net income of $13.1 million and $12.2 million and diluted EPS of $0.26 and $0.24, respectively.
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
The following tables present revenue disaggregated by contract type:

Three months ended March 31, 2026	E&M	T&D	Total
	(In thousands)
Fixed-price	$430,271	$104,273	$534,544
Cost reimbursable*	393,476	65,556	459,032
Unit-price	11,377	34,634	46,011
Total contract revenues	835,124	204,463	1,039,587
Eliminations	(33)	(2,601)	(2,634)
Total operating revenues	$835,091	$201,862	$1,036,953
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Three months ended March 31, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$350,566	$93,603	$444,169
Cost reimbursable*	285,886	62,983	348,869
Unit-price	11,775	28,429	40,204
Total contract revenues	648,227	185,015	833,242
Eliminations	(4,236)	(2,377)	(6,613)
Total operating revenues	$643,991	$182,638	$826,629
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.
The following table presents revenue disaggregated by customer type:

	Three months ended March 31,
	2026	2025
	(In thousands)
Commercial	$654,821	$419,312
Industrial	78,367	86,363
Institutional	61,742	103,328
Service & other	24,650	26,447
Renewables	15,544	12,777
Total E&M	835,124	648,227
Utility	184,327	165,054
Transportation	20,136	19,961
Total T&D	204,463	185,015
Eliminations	(2,634)	(6,613)
Total operating revenues	$1,036,953	$826,629
Uncompleted Contracts and Contract Assets and Contract Liabilities, Net
Costs, estimated earnings and billings on uncompleted contracts were summarized as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Costs incurred on uncompleted contracts	$6,432,746	$8,036,495
Estimated earnings	909,542	1,172,516
Costs and estimated earnings on uncompleted contracts	7,342,288	9,209,011
Less: billings to date	(7,429,189)	(9,258,355)
Net contract liabilities	$(86,901)	$(49,344)
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
Contract assets and Contract liabilities, net consisted of the following as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Unbilled revenue	$192,366	$187,902
Retainage	65,692	67,865
Contract assets	$258,058	$255,767

Deferred revenue	$467,325	$417,415
Accrued loss provision	1,593	1,965
Less: retainage	(123,959)	(114,269)
Contract liabilities, net	$344,959	$305,111
The following table presents the opening and closing balances of contract assets (liabilities) as of:

	March 31, 2026			December 31, 2025
	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)	Contract Assets	Contract Liabilities, Net	Net Contract Assets (Liabilities)
	(In thousands)
Balance at beginning of period	$255,767	$(305,111)	$(49,344)	$167,049	$(207,304)	$(40,255)
Net change during period	2,291	(39,848)	(37,557)	88,718	(97,807)	(9,089)
Balance at end of period	$258,058	$(344,959)	$(86,901)	$255,767	$(305,111)	$(49,344)
Contract assets and contract liabilities fluctuate period to period based on various factors, including, but not limited to, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; variability in billing of retainage and the satisfaction of the specified condition; and unapproved change orders and contract claims recognized as revenues. The primary driver of the difference between the Company's opening and closing contract assets and contract liabilities balances is the timing of the Company's billings, including retainage, in relation to its performance of work.
The Company recognized a net increase in revenues of $226.1 million and $142.8 million for the three months ended March 31, 2026 and 2025, respectively, related to previously recognized deferred revenues that were included in Contract liabilities, net as of December 31, 2025 and 2024, respectively.
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

As of March 31, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $3.09 billion and $2.80 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of March 31, 2026, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
E&M	$2,333,215	$410,733
T&D	268,519	81,822
Total	$2,601,734	$492,555
Note 4 – Goodwill and Other Intangible Assets
Goodwill
The Company’s carrying amount of goodwill remained unchanged at $143.2 million as of both March 31, 2026 and December 31, 2025. The Company’s reporting units are E&M, T&D, and Wagner Smith Equipment (“WSE”). WSE is within the T&D reportable segment. Goodwill also remained unchanged for each reportable segment as of both March 31, 2026 and December 31, 2025, with $115.9 million for E&M and $27.3 million for T&D. No impairments of goodwill were recorded for the three months ended March 31, 2026 and 2025.
Other Intangible Assets
During the third quarter of 2025, the Company wrote off the remaining asset cost and associated accumulated amortization of the finite-lived intangible assets related to customer relationships that were fully amortized.
For the three months ended March 31, 2025, amortization expense for finite-lived intangible assets was $0.1 million. As a result of the finite-lived intangible assets being fully amortized during the first quarter of 2025, there was no future amortization expense remaining for finite-lived intangible assets.
Amortization expense was recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statement of income for the three months ended March 31, 2025.
No impairments of finite-lived intangible assets were recorded for the three months ended March 31, 2025.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measured its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of income. The Company anticipates using these investments, which consist of corporate-owned life insurance (“COLI”) contracts, to satisfy its obligations under its unfunded, nonqualified deferred compensation plan for eligible Company participants, including its executive officers and certain key management and other employees. The Company invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation.
These investments, which totaled $9.9 million and $7.6 million as of March 31, 2026 and December 31, 2025, respectively, were included in Investments on the unaudited condensed consolidated balance sheets.

The Company recognized net unrealized losses on these investments of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The changes in fair value were classified in Other income, net on the unaudited condensed consolidated statements of income.
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
The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair values of the assets and liabilities held by the Captive Cell approximated their fair values as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
The Company’s assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of March 31, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2026
	(In thousands)
Assets:
COLI contracts	$—	$9,919	$—	$9,919
Total assets measured at fair value	$—	$9,919	$—	$9,919

	Fair Value Measurements as of December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
	(In thousands)
Assets:
COLI contracts	$—	$7,615	$—	$7,615
Total assets measured at fair value	$—	$7,615	$—	$7,615
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company applies the provisions of ASC 820 to its nonrecurring, nonfinancial measurements of nonfinancial assets and liabilities, including long-lived asset impairments. These nonfinancial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. No long-lived asset impairments were recorded for the three months ended March 31, 2026 and 2025.
Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt was not measured at fair value on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, but the corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 6 – Debt for additional information on the Company’s long-term debt.

The estimated fair value of the Company's Level 2 gross long-term debt, including current long-term debt, was as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Carrying value	$281,250	$285,000
Fair value	$280,457	$282,115
Note 6 - Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of March 31, 2026. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement (as defined below). Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding.
Long-Term Debt
Long-term debt outstanding was as follows as of:

	Weighted Average Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
	(percentage)	(In thousands)
Term loan due on October 31, 2029	5.70%	$281,250	$285,000
Revolving credit facility		—	—
Less: unamortized debt issuance costs		(3,226)	(3,451)
Total long-term debt		278,024	281,549
Less: long-term debt - current portion		(15,000)	(15,000)
Long-term debt		$263,024	$266,549
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
The Company paid $4.4 million and $3.5 million of debt issuance costs for the Term Loan and Revolving Credit Facility, respectively. The costs associated with the Term Loan were capitalized and classified as a reduction to Long-term debt and the costs associated with the Revolving Credit Facility were capitalized and recorded as Other noncurrent assets. Each will be amortized to interest expense over the term of the Credit Agreement.
As of both March 31, 2026 and December 31, 2025, there was no outstanding balance under the Revolving Credit Facility, but there were $2.2 million of outstanding standby letters of credit. As a result, the Company had a borrowing capacity of $222.8 million under the Revolving Credit Facility for both periods presented.
The Company incurred $4.6 million and $5.6 million of interest expense related to the Credit Agreement for the three months ended March 31, 2026 and 2025. including of $4.0 million and $5.0 million of interest on outstanding borrowings, respectively. In addition, interest expense included $0.4 million of debt issuance costs amortization and $0.2 million of commitment fees for each period presented.
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions.
For each of the three months ended March 31, 2026 and 2025, the Company paid its required quarterly amortization payments under the Term Loan totaling $3.8 million. The Company also paid $4.0 million and $4.9 million of associated interest on outstanding borrowings for the three months ended March 31, 2026 and 2025, respectively.

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
Schedule of Debt Maturities
As of March 31, 2026, the long-term debt maturities schedule, excluding unamortized debt issuance costs, for the remainder of 2026 and the three years following December 31, 2026, aggregated as follows:

	Remainder of 2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$11,250	$15,000	$15,000	$240,000	$281,250
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

In addition, the Company has entered into short-term leases to help support its ongoing operations, consisting primarily of short-term equipment and vehicle leases, and generally have lease terms of less than one year.
The following table provides information on the Company's lease costs for operating leases:

	Three months ended March 31,
	2026	2025
	(In thousands)
Lease costs:
Operating lease cost	$10,881	$8,558
Variable lease cost	408	335
Short-term lease cost	29,125	23,686
Total lease costs	$40,414	$32,579
The following is summary information of lease terms and discount rates for operating leases as of:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	1.13 years	1.15 years
Weighted average discount rate (in percentages)	5.36%	5.43%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Three months ended March 31,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$10,653	$8,574
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,582	$8,431
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheet as of March 31, 2026 was as follows:

March 31, 2026
(In thousands)
Remainder of 2026	$28,475
2027	27,275
2028	15,643
2029	8,593
2030	4,930
Thereafter	8,153
Total	93,069
Less: discount	(8,504)
Total operating lease liabilities	$84,565
The Company has entered into a $22.7 million operating lease that has not yet commenced as of March 31, 2026. The operating lease has an estimated lease term of 10 years, 4 months, which is expected to commence in July 2026.
Lessor Accounting
The Company leases certain equipment to third parties. These leases are considered short-term operating leases with lease terms of less than 12 months, with the majority being month-to-month leases currently. The Company recognizes revenues from operating leases in Operating revenues in the unaudited condensed consolidated statements of income on a straight-line basis over the respective operating lease terms.

The following table provides information on the Company's lease income for operating leases:

	Three months ended March 31,
	2026	2025
	(In thousands)
Lease income:
Operating lease income	$14,157	$11,138
Total lease income	$14,157	$11,138
The following table is a maturity analysis of undiscounted cash flows relating to lease payments expected to be received by the Company as a lessor of operating leases as of:

March 31, 2026
(In thousands)
Remainder of 2026	$11,597
Total lease payments	$11,597
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
Equipment under operating leases, which was included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, was as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$71,336	$69,152
Less: accumulated depreciation	(33,671)	(32,565)
Property, plant and equipment, net	$37,665	$36,587
Note 8 – Earnings Per Share
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
Basic and diluted EPS were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Net income	$58,316	$36,672

Weighted average common shares outstanding - basic	51,082	51,042
Effect of dilutive securities - share-based awards	107	49
Weighted average common shares outstanding - diluted	51,189	51,091

EPS - basic	$1.14	$0.72
EPS - diluted	$1.14	$0.72

Shares excluded from the calculation of diluted EPS due to their anti-dilutive effect	12	—

Note 9 – Stock-Based Compensation
The Company is currently authorized to issue 2.5 million restricted stock units (“RSUs”), performance share awards (“PSAs”) and other stock-based awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of March 31, 2026, there were approximately 2.4 million shares available for issuance, with approximately 2.2 million shares available for grant under the Everus LTIP. There were approximately 0.2 million of outstanding stock awards that were either vested, but unsettled in shares of common stock or nonvested as of March 31, 2026. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.
Total stock-based compensation expense, including Company participants and non-employee directors, was $2.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense was included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the Company’s compensation committee granted 33,438 and 34,251 time-vesting RSUs to employees under the Everus LTIP at a weighted average grant date fair value per share of $120.02 and $46.54, respectively. However, 43 time-vesting RSUs of the quantity granted were forfeited during the period. Time-vesting RSUs generally vest ratably in equal installments over three years, contingent on continued employment through the vesting periods. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
During the three months ended March 31, 2026 and 2025, 34,762 and 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested RSUs, respectively. The gross issuances of 57,658 shares and 30,939 shares of common stock, respectively, were considered noncash transactions, as no cash was exchanged for the shares. However, the Company withheld/repurchased 22,896 shares and 12,635 shares, respectively, to satisfy the employees withholding tax obligations, as evidenced by the financing cash outflows on the unaudited condensed consolidated statements of cash flows.
Performance Share Awards
During the three months ended March 31, 2026 and 2025, the Company’s compensation committee granted 40,780 and 51,373 PSAs, at target, under the Everus LTIP, respectively. These PSAs are generally earned over a three-year performance period, with vesting generally at the end of the performance period, dependent upon the achievement of performance measures and continued employment through the vesting period. The target number of shares are split equally between performance and market conditions, subject to rounding differences. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
Under the performance conditions for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares. The performance conditions are tied to specific financial metrics. The weighted average grant-date fair value per share for the PSAs applicable to these performance conditions issued during the three months ended March 31, 2026 and 2025 was $120.87 and $46.54, respectively.
Under the market condition for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares based on the Company’s total shareholder return relative to that of a selected peer group. The weighted average grant-date fair value per share for the PSAs applicable to the market condition issued during the three months ended March 31, 2026 and 2025 was $183.67 and $55.82, respectively, which was determined by Monte Carlo simulations.
Other Stock Awards
During the three months ended March 31, 2026, the Company issued 125 shares of common stock to certain non-employee directors who chose to convert a portion of their monthly cash payments for directors’ fees into shares of common stock. The issuance of shares of common stock was considered a noncash transaction, as no cash was exchanged for the shares. There was no such activity during the three months ended March 31, 2025.

Note 10 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three months ended March 31, 2026, income tax expense was $20.3 million, resulting in an effective tax rate of 25.8%. The effective tax rate for the three months ended March 31, 2026 differed from the 2026 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses and non-deductible employee compensation, partially offset by increased research & development tax credits.
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
The effective tax rate for the three months ended March 31, 2026 differed from the effective tax rate for the three months ended March 31, 2025 due to changes in the Company’s permanent book-tax differences between those periods, specifically changes in the Company’s state income taxes and increased non-deductible employee compensation, partially offset by a favorable stock compensation book-tax difference.
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

Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:
New CODM basis:

Three months ended March 31, 2026	E&M	T&D	Corporate and Other	Eliminations	Consolidated Total
	(In thousands)
Operating revenues	$835,091	$201,862	$—	$—	$1,036,953
Intersegment revenues	33	2,601	1,694	(4,328)	—
Segment revenues	835,124	204,463	1,694	(4,328)	1,036,953
Cost of sales	735,069	174,322	1,161	(4,328)	906,224
Gross profit	100,055	30,141	533	—	130,729
Selling, general and administrative expenses	29,482	9,793	13,770	—	53,045
Operating income	$70,573	$20,348	$(13,237)	$—	77,684
Interest income					2,324
Interest expense					4,620
Other income, net					552
Total consolidated income before income taxes and income from equity method investments					$75,940
Old CODM basis:

	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$837,662	$205,924	$—	$1,043,586
Eliminations	(2,571)	(4,062)	—	(6,633)
Total segment operating revenues	835,091	201,862	—	1,036,953
Cost of sales	735,036	171,722	(534)	906,224
Gross profit	100,055	30,140	534	130,729
Selling, general and administrative expenses	29,482	9,793	13,770	53,045
Operating income	$70,573	$20,347	$(13,236)	77,684
Interest income				2,324
Interest expense				4,620
Other income, net				552
Total consolidated income before income taxes and income from equity method investments				$75,940

Three months ended March 31, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$648,227	$185,015	$—	$833,242
Eliminations	(4,236)	(2,377)	—	(6,613)
Total segment operating revenues	643,991	182,638	—	826,629
Cost of sales	575,106	159,196	(166)	734,136
Gross profit	68,885	23,442	166	92,493
Selling, general and administrative expenses	24,616	8,971	7,922	41,509
Operating income	$44,269	$14,471	$(7,756)	50,984
Interest income				937
Interest expense				5,631
Other income, net				567
Total consolidated income before income taxes and income from equity method investments				$46,857
Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

	Three months ended,
	March 31, 2026		March 31, 2025
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$1,574	$6,546	$1,482	$5,449
Interest expense, net[1]	(2,058)	568	(1,823)	700
Income tax expense	19,083	4,964	13,267	3,442
Capital expenditures[2]	$4,345	$11,191	$9,319	$9,820
1.Amounts shown are included in Interest expense on the unaudited condensed consolidated statements of income. Also, the amounts include intercompany transactions related to the Company’s cash management and financing program.
2.Capital expenditures for the three months ended March 31, 2026 and 2025 include noncash transactions for capital expenditure-related Accounts payable.
Reconciliations of reportable segment assets to consolidated assets were as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
E&M segment assets	$1,072,018	$1,047,626
T&D segment assets	448,278	455,875
Total reportable segment assets	1,520,296	1,503,501
Other assets	350,349	267,577
Eliminations	(22,898)	(42,347)
Total consolidated assets	$1,847,747	$1,728,731
For more information about the disaggregation of the Company’s revenue by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.
Revenues from a single customer accounted for approximately 19.1% and 13.3% of total operating revenues for the three months ended March 31, 2026 and 2025, respectively, which was included in the E&M segment.
At a segment level, revenues from a single E&M customer accounted for approximately 23.6% of total E&M segment revenues for the three months ended March 31, 2026. Revenues from two E&M customers individually accounted for approximately 17.0% and 11.0% of total E&M segment revenues for the three months ended March 31, 2025, respectively.
As for T&D, revenues from a single T&D customer accounted for approximately 14.3% of total T&D segment revenues for the three months ended March 31, 2026. Revenues from two T&D customers individually accounted for approximately 18.4% and 10.5% of total T&D segment revenues for the three months ended March 31, 2025, respectively.

Trade receivables from a single customer accounted for approximately 19.7% of total trade receivables as of March 31, 2026, which was included in the E&M segment. Trade receivables from a single customer accounted for approximately 16.3% of total trade receivables as of December 31, 2025, which was included in the E&M segment.
At a segment level, trade receivables from a single E&M customer accounted for approximately 23.6% of total E&M segment trade receivables as of March 31, 2026. Trade receivables from a single E&M customer accounted for approximately 19.9% of total E&M segment trade receivables as of December 31, 2025.
As for T&D, trade receivables from a single T&D customer accounted for approximately 11.1% of total T&D segment trade receivables as of March 31, 2026. No single customer accounted for more than 10% of total T&D trade receivables as of December 31, 2025.
Note 12 – Commitments, Contingencies and Guarantees
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
Litigation
As of both March 31, 2026 and December 31, 2025, the Company had $2.0 million of litigation-related contingent liabilities, which had not been discounted and were included in either Other accrued liabilities or Other noncurrent liabilities on the unaudited condensed consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carrier, any amounts due related to the litigation will be paid directly by the Company’s insurance carrier. As a result, the Company’s litigation-related contingent liabilities were fully covered after insurance claim receivables as of both March 31, 2026 and December 31, 2025. As such, the Company was not in a net loss position for either period presented.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of March 31, 2026 and December 31, 2025, the potential maximum payment amounts the Company would be required to make under the outstanding surety bonds were approximately $692.9 million and $767.7 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
As of both March 31, 2026 and December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit that were included in the outstanding surety bonds balance.

The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. The job performance guarantees are related to contracts for contracting services. As of March 31, 2026 and December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $769.5 million and $641.1 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $339.4 million for the remainder of 2026, $389.3 million in 2027, $18.7 million in 2028, $3.3 million in 2029, $3.0 million in 2030 and $15.8 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition to the above guarantees, there were $2.2 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of both March 31, 2026 and December 31, 2025. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our Revolving Credit Facility, refer to Note 6 – Debt.
Note 13 – Related-Party Transactions
Transition Services Agreement
On October 31, 2024, the separation of Everus from MDU Resources Group, Inc. (“MDU Resources”) and its other businesses was completed and Everus became an independent publicly traded company (the “Separation”). As part of the Separation, both parties entered into a transition services agreement whereby the Company and MDU Resources provided certain transition services to each other. The transition services agreement outlined services that were provided between parties related to tax, legal, treasury, human resources, information technology, risk management and other general and administrative functions.
For the three months ended March 31, 2026 and 2025, the Company incurred $1.2 million and $1.3 million of transition services expenses related to services from MDU Resources, respectively, which were reflected in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. During the second quarter of 2025, the Company deemed $0.5 million of expenses that were previously recognized as transition services expenses in the first quarter of 2025 to be recurring in nature and thus, not transition services expenses and have been excluded from the disclosed amount above.
The Company did not provide any services to MDU Resources for the three months ended March 31, 2026. The Company received an immaterial amount for its services to MDU Resources for the three months ended March 31, 2025, which was reflected in Other income, net on the unaudited condensed consolidated statements of income.
The transition services were completed over a period of 17 months, and as of March 31, 2026, there were no further obligations for services that existed for either party.
Note 14 – Subsequent Events
On April 1, 2026, the Company acquired the businesses of SE&M Constructors, Inc., SE&M of the Triangle, Inc. and SECO Rentals, LLC (collectively “SE&M”). SE&M, founded in 1923 and headquartered in Elm City, North Carolina, provides mechanical, electrical and plumbing services to customers across a variety of sectors, including pharmaceutical, complex industrial and healthcare. The Company acquired SE&M for $158 million, subject to certain closing adjustments, funded by cash on hand. Transaction terms also allow for a potential earnout payment, not to exceed an additional 8% of the purchase price, based on certain post-acquisition performance targets. SE&M is expected to be included in the Company’s E&M segment.
To date, the initial accounting for the acquisition is incomplete. Due to the limited time since the date of acquisition, it is impracticable for the Company to make business combination disclosures related to the acquisition. The Company is still gathering the necessary information to provide such disclosures in future filings.

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
Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in the following and elsewhere in this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Refer to the section titled “Item 1A. Risk Factors” included in our 2025 Annual Report on Form 10-K (“2025 Annual Report”) for more information concerning our risk factors. References to the “Company,” “Everus,” “we,” “us,” and “our” refer to Everus Construction Group, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions as of the date they are made, we can give no assurance that the expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under “Item 1A. Risk Factors” in our 2025 Annual Report.
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
We focus on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth we have experienced in recent years is due in part to the project awards in the end markets and submarkets served and the ability to support national customers in most of the regions in which we operate. Our strong presence in the Western, Midwestern and Eastern regions of the United States has driven opportunities in data centers, high tech, hospitality and utilities, while customer expansion nationwide continues to extend our reach through partnerships through our 16 wholly owned operating companies, including SE&M, which was acquired on April 1, 2026. SE&M expands our geographic footprint in the Southeast region of the United States.
In particular, we currently generate a significant portion of our revenues from data center and other similar high tech and advanced technology contracts and our revenue mix has changed significantly in the last couple of years. Data center capacity and load growth, as well as other advanced technology growth, creates tremendous opportunities, but also presents risks and challenges for us and our customers. While we believe there is still strong demand for these types of projects in the foreseeable future, we cannot guarantee that will be the case. The loss of, or reduction in business from, these types of contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows. For more information on the associated risks, see the discussion under “Item 1A. Risk Factors” in our 2025 Annual Report.
Economic and Industry Factors Impacting Our Business
We have experienced increased insurance costs and anticipate continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for wildfire risks. We experienced these aforementioned impacts with coverage for our insurance lines on a standalone basis following the Separation and again saw increases in insurance costs during our latest renewal cycle, partially due to our revenue growth during 2025 at the time of renewal. However, we are continuing to formulate strategies to minimize these costs and/or ensuring these costs are built into our bidding opportunities going forward.
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
The main factors and trends in the U.S. construction services industry include:
•Key economic factors. Many factors affect product demand, including public spending on infrastructure projects, general economic conditions, including population growth and employment levels, imposed and proposed tariffs, U.S. involvement or indirect effects from global conflicts and prevailing interest rates.
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
We continued to have bidding opportunities in the specialty contracting markets we have operated in during 2026, as evidenced by our backlog, even with our revenue growth during the fiscal year thus far. We believe our backlog supports our strong project pipeline across our diverse service offerings, particularly for data center, hospitality and high tech work. With our successful track record of executing on complex projects, our long-term customer relationships, safe and skilled workforce, quality of service and effective cost management, we believe we remain well-positioned to benefit from favorable demand drivers, including high tech reshoring, data center construction and utility infrastructure investments, giving us the opportunity to continue securing and executing profitable projects in the future.
Consolidated Results of Operations
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended March 31,
	2026	% of revenues	2025	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$1,036.9	100.0%	$826.6	100.0%	25.4%
Cost of sales	906.2	87.4	734.1	88.8	23.4
Gross profit	130.7	12.6	92.5	11.2	41.3
Selling, general and administrative expenses	53.0	5.1	41.5	5.0	27.7
Operating income	77.7	7.5	51.0	6.2	52.4
Interest income	2.3	0.2	0.9	0.1	NM
Interest expense	4.6	0.5	5.6	0.7	(17.9)
Other income, net	0.6	0.1	0.6	0.1	—
Income before income taxes and income from equity method investments	76.0	7.3	46.9	5.7	62.0
Income taxes	20.3	2.0	13.6	1.6	49.3
Income from equity method investments	2.6	0.3	3.4	0.3	(23.5)
Net income	$58.3	5.6%	$36.7	4.4%	58.9%

NM - Not Meaningful
Operating Revenues
Operating revenues for the three months ended March 31, 2026, were $1.04 billion, an increase of $210.3 million, or 25.4%, from $826.6 million for the three months ended March 31, 2025. E&M revenues grew $186.9 million, or 28.8%, and T&D revenues increased $19.5 million, or 10.5%. See “Segment Results of Operations–Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025” for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted revenues and accounted for approximately 5.4% of revenues for the three months ended March 31, 2026, compared to 4.6% of revenues for the three months ended March 31, 2025.

For the three months ended March 31, 2026, the changes in estimates mentioned above favorably accounted for approximately 6.4% of revenues, compared to 6.0% of revenues for the three months ended March 31, 2025. Favorable impacts to revenues were primarily due to project pull forward, labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. However, these changes in estimates unfavorably accounted for approximately 1.0% of revenues for the three months ended March 31, 2026, compared to 1.4% of revenues for the three months ended March 31, 2025. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.
Cost of Sales
Cost of sales for the three months ended March 31, 2026, was $906.2 million, an increase of $172.1 million, or 23.4%, from $734.1 million for the three months ended March 31, 2025. This increase primarily related to higher E&M and T&D operating costs due to increased workloads and changes in project mix, partially offset by efficient project execution. Subcontractor, labor, material, and equipment and tools costs increased $53.5 million, $51.6 million, $35.2 million and $17.4 million, respectively, along with higher other job expenses of $14.4 million.
Gross Profit
Gross profit for the three months ended March 31, 2026, was $130.7 million, an increase of $38.2 million, or 41.3%, from $92.5 million for the three months ended March 31, 2025. The increase was primarily due to continued revenue growth from increased workloads, project timing and efficient project execution, partially offset by changes in project mix. Gross margin improved to 12.6% for the three months ended March 31, 2026, compared to 11.2% for the three months ended March 31, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2026, were $53.0 million, an increase of $11.5 million, or 27.7%, from $41.5 million for the three months ended March 31, 2025. The increase was driven primarily by higher labor of $5.9 million, to support operational growth of the business, higher other SG&A expenses of $5.0 million, and lower net credit loss reversals of $1.7 million, partially offset by lower professional service-related expenses of $1.1 million.
Operating Income
Operating income for the three months ended March 31, 2026 was $77.7 million, an increase of $26.7 million, or 52.4%, from $51.0 million for the three months ended March 31, 2025. The increase was primarily driven by increased gross profit, partially offset by increased SG&A expenses, both of which are discussed above. Operating income margin increased to 7.5% for the three months ended March 31, 2026, compared to 6.2% for the three months ended March 31, 2025. See “Segment Results of Operations–Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025” for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
Interest income for the three months ended March 31, 2026 was $2.3 million, an increase of $1.4 million, from $0.9 million for the three months ended March 31, 2025. The increase was primarily driven by increased interest income of $1.3 million from our central cash management program, including daily cash sweep and money market deposit account programs, as well as $0.1 million of earned interest income from our captive insurance arrangement for the three months ended March 31, 2026.
Interest Expense
Interest expense for the three months ended March 31, 2026, was $4.6 million, a decrease of $1.0 million, or 17.9%, from $5.6 million for the three months ended March 31, 2025. The decrease is primarily related to average lower debt balances under the Term Loan (as defined below) and average lower interest rates during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Other Income, Net
Other income, net for the three months ended March 31, 2026, was $0.6 million, flat from $0.6 million for the three months ended March 31, 2025. Other income, net contained miscellaneous income and expense activities, including rebates and bank fees.

Income Taxes
Income taxes for the three months ended March 31, 2026, were $20.3 million, an increase of $6.7 million, or 49.3%, from $13.6 million for the three months ended March 31, 2025, reflecting higher income taxes from greater pretax income for the period. The effective tax rate was 25.8% for the three months ended March 31, 2026, compared to 27.0% for the three months ended March 31, 2025.
Income from Equity Method Investments
Income from equity method investments for the three months ended March 31, 2026, was $2.6 million, a decrease of $0.8 million, or 23.5%, from $3.4 million for the three months ended March 31, 2025. The decrease primarily related to decreased activity on joint ventures for the period.
Net Income
Net income for the three months ended March 31, 2026, was $58.3 million, an increase of $21.6 million, or 58.9%, from $36.7 million for the three months ended March 31, 2025. The increase was primarily from increased gross profit, partially offset by higher SG&A expenses, and higher taxes on greater pretax income. Net income margin increased to 5.6% for the three months ended March 31, 2026, compared to 4.4% for the three months ended March 31, 2025.
Segment Results of Operations
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, with segment revenues compared to total consolidated revenues and operating income margins for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended March 31,
	2026	% of revenues	2025	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$835.1	80.5%	$648.2	78.4%	28.8%
T&D	204.4	19.7	185.0	22.4	10.5
Eliminations	(2.6)	(0.2)	(6.6)	(0.8)	(60.6)
Consolidated revenues	$1,036.9	100.0%	$826.6	100.0%	25.4%

Operating income:
E&M	$70.6	8.5%	$44.3	6.8%	59.4%
T&D	20.3	9.9	14.5	7.8	40.0
Corporate and Other[1]	(13.2)	(1.3)	(7.8)	(0.9)	(69.2)
Consolidated operating income	$77.7	7.5%	$51.0	6.2%	52.4%
1.Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the periods indicated.
Operating Revenues
E&M
E&M segment revenues for the three months ended March 31, 2026, were $835.1 million, an increase of $186.9 million, or 28.8%, from $648.2 million for the three months ended March 31, 2025. The increase was primarily driven by higher revenues in the commercial and renewables end markets, particularly continued growth in the data center submarket, partially offset by decreased revenues in the institutional, industrial and service & other end markets.
•Commercial revenues grew $235.5 million primarily from higher data center and hospitality submarket activity due to increased workloads from increased demand for services.
•Renewables revenues increased $2.8 million with increased project activity within the commercial submarket, partially offset by lower project activity in the generation submarket due to the timing of projects.

•Institutional revenues declined $41.6 million from lower project activity due to project timing and decreased demand for services in the healthcare, education and government submarkets.
•Industrial revenues decreased $8.0 million with reduced project activity in the oil & gas and manufacturing submarkets, partially offset by higher workloads in the high tech submarket.
•Service & other revenues were lower by $1.8 million due to decreased repair and maintenance demand.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted E&M revenues and accounted for approximately 5.6% of E&M revenues for the three months ended March 31, 2026, compared to 4.6% of E&M revenues for the three months ended March 31, 2025.
For the three months ended March 31, 2026, the changes in estimates mentioned above favorably accounted for approximately 6.4% of E&M revenues, compared to 5.6% of E&M revenues for the three months ended March 31, 2025. However, these changes in estimates unfavorably accounted for approximately 0.8% of E&M revenues for the three months ended March 31, 2026, compared to 1.0% of E&M revenues for the three months ended March 31, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D
T&D segment revenues for the three months ended March 31, 2026, were $204.4 million, an increase of $19.4 million, or 10.5%, from $185.0 million for the three months ended March 31, 2025. The increase was primarily driven by increased workloads in the utility end market.
•Utility revenues increased $19.3 million from increased project activity across the transmission and storm submarkets due to timing of project availability.
•Transportation revenues were relatively flat with higher workloads in the traffic signalization submarket, partially offset by reduced project activity in the street lighting submarket.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted T&D revenues and accounted for approximately 4.4% of T&D revenues for the three months ended March 31, 2026, compared to 4.3% of T&D revenues for the three months ended March 31, 2025.
For the three months ended March 31, 2026, the changes in estimates mentioned above favorably accounted for approximately 6.3% of T&D revenues, compared to 6.9% of T&D revenues for the three months ended March 31, 2025. However, these changes in estimates unfavorably accounted for approximately 1.9% of T&D revenues for the three months ended March 31, 2026, compared to 2.6% of T&D revenues for the three months ended March 31, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the three months ended March 31, 2026, was $70.6 million, an increase of $26.3 million, or 59.4%, from $44.3 million for the three months ended March 31, 2025. The increase was primarily driven by E&M segment revenue growth and higher gross profit in the commercial and renewables end markets, due to solid project execution and project timing, partially offset by changes in project mix and lower gross profit within the industrial end market. As a result, gross margin increased to 12.0% for the three months ended March 31, 2026, compared to 10.6% for the three months ended March 31, 2025.
Operating income was also impacted by higher SG&A expenses, primarily including increased labor expenses of $3.3 million and lower expected credit loss reversals of $1.6 million. Operating income margin for our E&M segment increased to 8.5% for the three months ended March 31, 2026, compared to 6.8% for the three months ended March 31, 2025.

T&D
Operating income in the T&D segment for the three months ended March 31, 2026, was $20.3 million, an increase of $5.8 million, or 40.0%, from $14.5 million for the three months ended March 31, 2025. The increase was the result of higher gross profit due to T&D segment revenue growth and efficient project execution, particularly within the utility end market, with T&D gross margin expansion of 14.7% for the three months ended March 31, 2026, compared to 12.7% for the three months ended March 31, 2025.
Operating income was also impacted by higher SG&A expenses, primarily from increased labor expenses of $1.0 million. Operating income margin for our T&D segment increased to 9.9% for the three months ended March 31, 2026, compared to 7.8% for the three months ended March 31, 2025.
Corporate and Other
The increase in Corporate and Other costs during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to higher labor expenses of $1.6 million to support the operational growth of the business and $2.4 million of acquisition-related costs during the current period, along with higher other general SG&A expenses of $2.1 million.
Backlog
Backlog is a common measurement in the construction services industry. Our determination of backlog can include projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms, and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Contracts are subject to delays, defaults or cancellations; changes in scope of services to be provided; and adjustments to costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. For the periods presented in the backlog table below, we did not experience any material impacts related to delays or cancellations of planned projects that were included in backlog. The timing of contract awards, including contracts awarded underneath master service agreements, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period, and backlog as of the end of the period may not be indicative of the revenue or net income expected to be realized within the next 12 months. Backlog should not be relied upon as a standalone indicator of future results. See “Item 1A. Risk Factors” included in our 2025 Annual Report for factors that could cause revenues to be realized in periods and at levels that are different from originally projected.
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following March 31, 2026:

	Amounts estimated to be recognized within 12 months	March 31, 2026	December 31, 2025	March 31, 2025
	(In millions)
E&M	$2,639.1	$3,291.2	$2,843.8	$2,704.4
T&D	293.7	388.9	384.5	353.1
Total	$2,932.8	$3,680.1	$3,228.3	$3,057.5
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
The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended March 31,
	2026	2025
	(In millions, except percentages)
Net income	$58.3	$36.7
Interest expense, net	2.3	4.7
Income taxes	20.3	13.6
Depreciation and amortization	8.0	6.8
EBITDA	$88.9	$61.8

Operating revenues	$1,036.9	$826.6
Net income margin	5.6%	4.4%
EBITDA margin	8.6%	7.5%

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
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.
The following table reconciles cash provided by operating activities to free cash flow.

	Three months ended March 31,
	2026	2025
	(In millions)
Net cash used in investing activities	$(14.3)	$(14.8)
Net cash used in financing activities	$(6.5)	$(4.3)

Net cash provided by operating activities	$143.7	$7.1
Capital expenditures	(15.5)	(18.5)
Net proceeds from sale or disposition of property, plant and equipment	3.7	3.3
Free cash flow	$131.9	$(8.1)
Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, we had $293.4 million and $170.5 million of cash, cash equivalents and restricted cash, respectively, including $18.4 million and $17.8 million of restricted cash held by the Captive Cell, respectively.
On April 2, 2026, we announced the acquisition of SE&M for $158 million, subject to certain closing adjustments, funded by cash on hand.
To fund day-to-day operations, we may use cash on hand and third-party credit facilities that are available through certain credit arrangements we have in place. In addition, we have a centralized cash management model to monitor and help maximize daily cash flows for our cash needs.
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
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. We repaid our required quarterly amortization payments totaling $3.8 million of the Term Loan during each of the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, we had $281.2 million and $285.0 million outstanding under the Term Loan, respectively, with $228.2 million of available capacity under the Revolving Credit Facility, net of $2.2 million of outstanding standby letters of credit, for each period presented.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of March 31, 2026. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement. Subject to any applicable cure periods, failure to remedy such a default may require us to pursue alternative sources of funding. For additional information on our debt arrangements, refer to Note 6 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Working Capital
Working capital, defined as current assets minus current liabilities, was $617.2 million and $560.2 million as of March 31, 2026 and December 31, 2025, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of March 31, 2026, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the three months ended March 31, 2026, were $15.5 million, or $11.8 million net of proceeds from asset disposals, compared to $18.5 million, or $15.2 million net of proceeds from asset disposals, for the three months ended March 31, 2025. Capital expenditures were primarily used for vehicle, equipment and building investments to support the growth of our business. For the three months ended March 31, 2026 and 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements.
We expect capital expenditures and commitments for equipment purchase, lease and rental arrangements to be necessary for the foreseeable future in order to meet anticipated demand for our services. We still expect gross capital expenditures for full-year 2026 to be in the range of $90.0 million to $100.0 million. Actual capital expenditures may increase or decrease depending upon business activity levels, as well as ongoing assessments of equipment leasing versus purchasing decisions based on short- and long-term equipment requirements. We continuously monitor our capital expenditures for project delays and changes in economic viability and adjust, as necessary. We anticipate that the combination of cash on hand, cash flows from operations, credit facilities and issuances of debt and equity securities, if necessary, will provide sufficient funding to enable us to meet the need of future capital expenditures.
We also continue to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to our capital program; however, they are dependent on the availability of opportunities and, as a result, capital expenditures may vary significantly from the estimated range provided.
Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

Three months ended March 31,	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$143.7	$7.1
Investing activities	(14.3)	(14.8)
Financing activities	(6.5)	(4.3)
Increase (decrease) in cash, cash equivalents and restricted cash	122.9	(12.0)
Cash, cash equivalents and restricted cash - beginning of period	170.5	86.0
Cash, cash equivalents and restricted cash - end of period	$293.4	$74.0

Operating Activities
Cash provided by operating activities totaled $143.7 million for the three months ended March 31, 2026, compared to $7.1 million for the three months ended March 31, 2025, an increase of $136.6 million. The increase in cash provided by operating activities was primarily driven by favorable changes in operating assets and liabilities to support company growth, including revenue growth, and increased operating results.
These changes in operating assets and liabilities drove an increase in cash period-over-period with a source of cash of $66.7 million for the three months ended March 31, 2026, compared to a use of cash of $33.6 million for the three months ended March 31, 2025. The changes in operating assets and liabilities period-over-period were primarily related to increases in cash from changes in net contract liabilities, contract assets and other current assets of $60.6 million, $52.6 million and $19.2 million, respectively, partially offset by decreases in cash from changes in other current liabilities, receivables and accounts payable of $12.2 million, $10.7 million and $10.1 million, respectively.
Investing Activities
Cash used in investing activities totaled $14.3 million for the three months ended March 31, 2026, compared to $14.8 million for the three months ended March 31, 2025, a decrease of $0.5 million in cash used in investing. The decrease in cash used in investing activities was primarily due to lower net capital expenditures of $3.4 million, partially offset by proceeds from insurance contracts of $2.2 million during the three months ended March 31, 2025 and decreases in cash from changes in investments of $0.7 million.
Financing Activities
Cash used in financing activities totaled $6.5 million for the three months ended March 31, 2026, compared to $4.3 million for the three months ended March 31, 2025, an increase in cash used in financing activities of $2.2 million. The increase in cash used in financing activities was primarily the result of higher cash outflows related to the tax withholding on stock-based compensation.
Material Cash Requirements
There were no material changes in our contractual obligations from those reported in our 2025 Annual Report. For more information on our contractual obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our 2025 Annual Report.
Off-Balance Sheet Arrangements
As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheet. Our significant off-balance sheet transactions can include, but are not limited to, surety guarantees, performance guarantees, letters of credit obligations and firm purchase commitments for maintenance items, materials and lease obligations.
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
As of both March 31, 2026 and December 31, 2025, we had approximately $2.10 billion in surety bonds outstanding for projects. As of March 31, 2026 and December 31, 2025, approximately $1.66 billion of bonding was posted for E&M for each period presented, and approximately $415.4 million and $410.0 million of bonding was posted for T&D, respectively. In addition, approximately $27.9 million of bonding was posted for Corporate and other for each period presented. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the potential maximum payment amounts we would be required to make under the outstanding surety bonds were approximately $692.9 million and $767.7 million, respectively.
As of both March 31, 2026 and December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit that were included in the bonding posted for Corporate and Other.

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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of March 31, 2026 and December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $769.5 million and $641.1 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $2.2 million of outstanding standby letters of credit for certain guarantees to third parties under our under our Revolving Credit Facility as of both March 31, 2026 and December 31, 2025. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein. For more information on the circumstances regarding our guarantees and off-balance sheet arrangements, refer to Note 12 – Commitments, Contingencies and Guarantees in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Critical Accounting Estimates
There have been no material changes in our critical accounting estimates from those that were disclosed in our 2025 Annual Report. For further information regarding our critical accounting estimates, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, commodity price risk and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below. For more information on our risk factors, including market risk factors, that could be materially harmful to our business, prospects, financial condition and/or financial results if they occur, please refer to “Item 1A. Risk Factors” in our 2025 Annual Report.
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

We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. As of March 31, 2026, we had $281.2 million outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. Outstanding amounts, if any, for the Term Loan and Revolving Credit Facility both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk. As of March 31, 2026, the interest rate was 5.70% for the Term Loan. Therefore, a 1% increase to the variable interest rate would have increased the rate to 6.70% and increased our interest expense by approximately $2.8 million based on the expected balances outstanding for the Term Loan over the next 12 months as of March 31, 2026. Going forward, the level of our interest rate risk will depend on our utilization of the Revolving Credit Facility and the outstanding debt amount under the Term Loan and will be sensitive to changes in the general level of interest rates.
Commodity Price and Inflation Risk
Our operations are affected by fluctuations in commodity prices whether caused by inflation, imposed and proposed tariffs, involvement or indirect effects from global conflicts or other economic factors. These fluctuations in commodity prices generally affect us by increasing transportation and construction costs due to higher fuel or material and/or supply prices including, but not limited to, prices for copper, aluminum, steel, electrical components and certain plastics.
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
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls
The Company’s management, including its chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will detect or prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and cannot guarantee that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
As of March 31, 2026, there were no material changes to the legal proceedings that were disclosed in the Company’s 2025 Annual Report.
Item 1A. Risk Factors.
As of March 31, 2026, there were no material changes to the Company's risk factors that were previously disclosed in the Company’s 2025 Annual Report. Please refer to the Company's 2025 Annual Report for the risk factors that could materially harm the Company's business, prospects, financial results and/or financial condition if they occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
10.1	Form of Everus Construction Group, Inc. Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, Off-Cycle+	X
10.2	Employment Offer Letter with Timothy R. Sznewajs, dated March 18, 2025+	X
10.3	Form of Everus Construction Group, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan+	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everus Construction Group, Inc.

Date:	May 6, 2026	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)