Form 10-Q
period 2026-06-30
Everus Construction Group, Inc.
filed 2026-08-05
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2026: 51,063,836 shares.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Operating revenues	$1,231,547	$921,466	$2,268,500	$1,748,095
Cost of sales	1,048,624	801,597	1,954,848	1,535,733
Gross profit	182,923	119,869	313,652	212,362
Selling, general and administrative expenses	71,152	47,362	124,197	88,871
Operating income	111,771	72,507	189,455	123,491
Interest income	1,327	552	3,651	1,489
Interest expense	4,627	5,365	9,247	10,996
Other income, net	1,504	1,908	2,056	2,475
Income before income taxes and income from equity method investments	109,975	69,602	185,915	116,459
Income taxes	29,401	19,408	49,653	32,981
Income from equity method investments	3,316	2,649	5,944	6,037
Net income	$83,890	$52,843	$142,206	$89,515

Earnings per share:
Basic	$1.64	$1.04	$2.78	$1.75
Diluted	$1.64	$1.03	$2.78	$1.75
Weighted average common shares outstanding:
Basic	51,086	51,041	51,084	51,042
Diluted	51,220	51,094	51,205	51,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$176,670	$170,500
Receivables, net of allowance for credit losses of $5,365 and $5,282, respectively	919,235	769,828
Contract assets	290,157	255,767
Inventories, net	55,634	45,271
Prepaid expenses	19,587	38,161
Other current assets	15,324	16,854
Total current assets	1,476,607	1,296,381
Noncurrent assets:
Investments	20,408	27,082
Property, plant and equipment, net of accumulated depreciation of $187,037 and $174,914, respectively	186,892	168,498
Operating lease right-of-use assets	87,507	88,705
Goodwill	212,253	143,224
Other intangible assets, net of accumulated amortization of $3,247 as of June 30, 2026	70,253	—
Other noncurrent assets	3,751	4,841
Total noncurrent assets	581,064	432,350
Total assets	$2,057,671	$1,728,731
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,000	$15,000
Accounts payable	275,976	226,264
Contract liabilities, net	418,819	305,111
Taxes payable	12,541	6,483
Accrued compensation	107,801	86,960
Accrued payroll-related liabilities	52,370	47,189
Current portion of operating lease liabilities	34,776	33,905
Other accrued liabilities	12,943	15,278
Total current liabilities	930,226	736,190
Noncurrent liabilities:
Long-term debt, net of unamortized issuance costs	259,499	266,549
Deferred income taxes	11,828	14,869
Operating lease liabilities	54,875	56,634
Other noncurrent liabilities	28,042	24,671
Total noncurrent liabilities	354,244	362,723
Total liabilities	$1,284,470	$1,098,913
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.01 par value, none issued and outstanding	$—	$—
Common stock, 300,000,000 shares authorized, $0.01 par value, 51,063,836 and 51,006,719 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	511	510
Additional paid-in capital	144,742	143,566
Retained earnings	627,948	485,742
Total stockholders’ equity	773,201	629,818
Total liabilities and stockholders’ equity	$2,057,671	$1,728,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2025	51,006,719	$510	$143,566	$485,742	$629,818
Net income	—	—	—	58,316	58,316
Stock-based compensation	34,887	—	(1,190)	—	(1,190)
Balance as of March 31, 2026	51,041,606	510	142,376	544,058	686,944
Net income	—	—	—	83,890	83,890
Stock-based compensation	22,230	1	2,366	—	2,367
Balance as of June 30, 2026	51,063,836	$511	$144,742	$627,948	$773,201

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2024	50,980,924	$510	$138,130	$283,972	$422,612
Net income	—	—	—	36,672	36,672
Stock-based compensation	18,304	—	915	—	915
Balance as of March 31, 2025	50,999,228	510	139,045	320,644	460,199
Net income	—	—	—	52,843	52,843
Stock-based compensation	7,347	—	1,367	—	1,367
Balance as of June 30, 2025	51,006,575	$510	$140,412	$373,487	$514,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$142,206	$89,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,844	13,901
Amortization of intangible assets	3,247	116
Deferred income taxes	(3,041)	2,305
Provision for credit losses, net of reversals	372	(1,729)
Amortization of debt issuance costs	788	788
Stock-based compensation costs	5,256	2,870
Net unrealized gains on investments	(679)	(300)
Gain on sale of assets	(3,545)	(3,682)
Equity in earnings of unconsolidated affiliates, net of distributions	10,098	909
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(127,888)	(91,194)
Contract assets	(26,865)	(77,453)
Inventories, net	(10,280)	(4,302)
Other current assets	20,133	1,577
Accounts payable	43,789	60,547
Contract liabilities, net	98,897	23,050
Other current liabilities	24,006	14,268
Other noncurrent changes	3,472	1,284
Net cash provided by operating activities	196,810	32,470
Investing activities:
Capital expenditures	(35,600)	(31,623)
Net proceeds from sale or disposition of property, plant and equipment	5,818	5,635
Acquisition, net of cash acquired	(147,642)	—
Proceeds from insurance contracts	—	2,174
Investments	(2,745)	(1,872)
Net cash used in investing activities	(180,169)	(25,686)
Financing activities:
Repayment of long-term debt	(7,500)	(7,500)
Tax withholding on stock-based compensation	(2,971)	(588)
Net cash used in financing activities	(10,471)	(8,088)
Increase (decrease) in cash, cash equivalents and restricted cash	6,170	(1,304)
Cash, cash equivalents and restricted cash - beginning of period	170,500	86,012
Cash, cash equivalents and restricted cash - end of period	$176,670	$84,708
Supplemental Cash Flow Information:
Interest paid	$8,522	$10,143
Income taxes paid, net	$40,104	$29,698
Noncash investing activities:
Purchases of property, plant and equipment included in Accounts payable	$202	$868
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
The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other future period.
All revenues and costs, as well as assets and liabilities, directly associated with the business activities of the Company are included in the unaudited condensed consolidated financial statements. General corporate expenses are included within Selling, general and administrative expenses and Other income, net on the unaudited condensed consolidated statements of income.
Certain reclassifications have been made to the prior year unaudited condensed consolidated financial statements to conform to the current year presentation with regards to interest income and interest expense on the unaudited condensed consolidated statements of income, as well as prepayments and other current assets on the unaudited condensed consolidated balance sheets. These reclassifications had no impact to the unaudited condensed consolidated statements of equity or the unaudited condensed consolidated statements of cash flows.
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
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through August 5, 2026, the date of issuance of these unaudited condensed consolidated financial statements, and determined that no additional events requiring disclosure occurred. See Note 15 - Subsequent Events for further information regarding a nonrecognized subsequent event relating to a definitive agreement for an acquisition that the Company entered into on July 31, 2026.

Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2025 Annual Report.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; acquisition-related contingent liabilities; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; costs on construction contracts; unbilled revenues; expected credit losses; loss contingencies; actuarially determined benefit costs; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
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
Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amounts of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the unaudited condensed consolidated balance sheets attributable to the Captive Cell were as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Cash, cash equivalents and restricted cash	$19,011	$17,828
Other accrued liabilities	2,958	2,381
Other noncurrent liabilities	$5,601	$6,326
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
For the three and six months ended June 30, 2026, the Company recognized income from equity method joint ventures of $3.3 million and $5.9 million, respectively. For the three and six months ended June 30, 2025, the Company recognized income from equity method joint ventures of $2.6 million and $6.0 million, respectively. The Company’s investments in equity method joint ventures as of June 30, 2026 and December 31, 2025, were $9.4 million and $19.5 million, respectively. In addition, the Company received distributions related to its return on investment from these equity method joint ventures of $16.0 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively.

Cash, Cash Equivalents and Restricted Cash
As of June 30, 2026 and December 31, 2025, the Company’s cash was held in highly liquid bank accounts, including checking accounts and/or money market deposit accounts. In addition, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash primarily represents deposits held by the Company’s Captive Cell that are to be used solely for the Captive Cell’s purposes.
As of June 30, 2026 and December 31, 2025, the Company had $176.7 million and $170.5 million of cash, cash equivalents, and restricted cash, respectively, including $19.3 million and $17.8 million of restricted cash largely held by the Captive Cell, respectively.
For the three and six months ended June 30, 2026, the Company earned $1.3 million and $3.6 million of interest income, including $1.2 million and $3.4 million from its central cash management program, respectively. The Company earned $0.1 million and $0.2 million from the Company’s Captive Cell for the three and six months ended June 30, 2026, respectively.
For the three and six months ended June 30, 2025, the Company earned $0.6 million and $1.5 million of interest income from its central cash management program, respectively.
Receivables and Allowance for Expected Credit Losses
Receivables consist primarily of trade receivables from the sale of goods and services, net of the allowance for expected credit losses. The Company’s trade receivables are all due in 12 months or less. Receivables, net was summarized as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Trade receivables:
Completed contracts	$39,918	$40,202
Contracts in progress	877,731	728,808
Other	6,951	6,100
Receivables, gross	924,600	775,110
Less: allowance for expected credit losses	(5,365)	(5,282)
Receivables, net	$919,235	$769,828
The following table presents the opening and closing balances of Receivables, net as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Balance at beginning of period	$769,828	$590,028
Net change during period	149,407	179,800
Balance at end of period	$919,235	$769,828
The Company’s allowance for expected credit losses is determined using historical credit loss experiences, and changes in asset-specific characteristics, among other specific account data. The Company has applied the practical expedient of assuming current conditions as of the balance sheet date remain unchanged when estimating expected credit losses. A review of the Company’s expected credit losses is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible. The increase in the allowance for expected credit losses during the three and six months ended June 30, 2026 was driven by net provisioning for expected credit losses, write-offs of uncollectible account balances, and credit loss recoveries collected during the period. The decrease in the allowance for expected credit losses during the three and six months ended June 30, 2025 was driven by write-offs of uncollectible account balances and by net credit loss reversals recorded during the period.

Details of the Company's allowance for expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$5,125	$3,064	$5,282	$7,097
Provision for credit losses, net of reversals	396	—	372	(1,729)
Less: write-offs charged against the allowance	(181)	(58)	(314)	(2,362)
Credit loss recoveries collected	25	—	25	—
Balance at end of period	$5,365	$3,006	$5,365	$3,006
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
Inventories, net were summarized as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Materials and supplies	$16,279	$15,571
Work in process	6,083	3,230
Finished goods	33,859	27,057
Less: valuation allowance	(587)	(587)
Inventories, net	$55,634	$45,271
As of both June 30, 2026 and December 31, 2025, finished goods primarily consisted of manufactured equipment and tools held for sale and/or resale.
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
As of June 30, 2026 and December 31, 2025, $36.0 million and $69.9 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of June 30, 2026 and December 31, 2025, the Company recorded loss provisions of $2.1 million and $2.0 million, respectively, in Contract liabilities, net on the unaudited condensed consolidated balance sheets related to contracts that are still being completed and remain recorded.
As of June 30, 2026 and December 31, 2025, the Company had claim positions of $38.3 million and $25.8 million, respectively, that were excluded from the contract transaction price. The Company continues to evaluate these active claims, and there was no impact to operating income during the quarter.

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
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by $75.7 million and $115.2 million for the three and six months ended June 30, 2026, respectively. As a result, net income was positively net impacted by $56.1 million and $85.4 million and diluted earnings per share (“EPS”) by $1.09 and $1.67, respectively.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by $49.1 million and $73.6 million for the three and six months ended June 30, 2025, respectively. As a result, net income was positively net impacted by $35.9 million and $53.8 million and diluted EPS by $0.70 and $1.05, respectively.
For the three and six months ended June 30, 2026, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $47.0 million and $72.3 million, respectively, which resulted in positive net impacts to net income of $34.8 million and $53.5 million and diluted EPS of $0.68 and $1.05, respectively.
For the three and six months ended June 30, 2025, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $19.6 million and $36.6 million, respectively, which resulted in positive net impacts to net income of $14.4 million and $26.8 million and diluted EPS of $0.28 and $0.52, respectively.
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
Disaggregation of Revenue
In the following tables, revenues are disaggregated by contract type and customer type for each reportable segment. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For more information on the Company’s reportable segments, refer to Note 12 – Segment Information.

The following tables present revenue disaggregated by contract type:

Three months ended June 30, 2026	E&M	T&D	Total
	(In thousands)
Fixed-price	$522,130	$108,081	$630,211
Cost reimbursable*	476,770	77,541	554,311
Unit-price	11,425	41,775	53,200
Total contract revenues	1,010,325	227,397	1,237,722
Eliminations	(89)	(6,086)	(6,175)
Total operating revenues	$1,010,236	$221,311	$1,231,547
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Three months ended June 30, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$379,415	$113,774	$493,189
Cost reimbursable*	323,862	65,921	389,783
Unit-price	10,323	32,689	43,012
Total contract revenues	713,600	212,384	925,984
Eliminations	(1,986)	(2,532)	(4,518)
Total operating revenues	$711,614	$209,852	$921,466
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Six months ended June 30, 2026	E&M	T&D	Total
	(In thousands)
Fixed-price	$952,401	$212,354	$1,164,755
Cost reimbursable*	870,246	143,097	1,013,343
Unit-price	22,802	76,409	99,211
Total contract revenues	1,845,449	431,860	2,277,309
Eliminations	(122)	(8,687)	(8,809)
Total operating revenues	$1,845,327	$423,173	$2,268,500
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

Six months ended June 30, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$729,981	$207,377	$937,358
Cost reimbursable*	609,748	128,904	738,652
Unit-price	22,098	61,118	83,216
Total contract revenues	1,361,827	397,399	1,759,226
Eliminations	(6,222)	(4,909)	(11,131)
Total operating revenues	$1,355,605	$392,490	$1,748,095
__________________
*Includes time and material, time and equipment, and cost reimbursable plus fee contracts.

The following table presents revenue disaggregated by customer type:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Commercial	$753,154	$507,717	$1,407,975	$927,029
Industrial	147,722	77,325	226,089	163,688
Institutional	72,893	92,333	134,635	195,661
Service & other	29,105	25,650	53,755	52,097
Renewables	7,451	10,575	22,995	23,352
Total E&M	1,010,325	713,600	1,845,449	1,361,827
Utility	204,501	184,446	388,828	349,500
Transportation	22,896	27,938	43,032	47,899
Total T&D	227,397	212,384	431,860	397,399
Eliminations	(6,175)	(4,518)	(8,809)	(11,131)
Total operating revenues	$1,231,547	$921,466	$2,268,500	$1,748,095
Uncompleted Contracts and Contract Assets and Contract Liabilities, Net
Costs, estimated earnings and billings on uncompleted contracts were summarized as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Costs incurred on uncompleted contracts	$7,525,535	$8,036,495
Estimated earnings	1,134,301	1,172,516
Costs and estimated earnings on uncompleted contracts	8,659,836	9,209,011
Less: billings to date	(8,788,498)	(9,258,355)
Net contract liabilities	$(128,662)	$(49,344)
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

Contract assets and Contract liabilities, net consisted of the following as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Unbilled revenue	$223,930	$187,902
Retainage	66,227	67,865
Contract assets	$290,157	$255,767

Deferred revenue	$575,652	$417,415
Accrued loss provision	2,119	1,965
Less: retainage	(158,952)	(114,269)
Contract liabilities, net	$418,819	$305,111
The following table presents the opening and closing balances of contract assets (liabilities) as of:

	June 30, 2026			December 31, 2025
	Contract Assets	Contract Liabilities, Net	Net Contract Liabilities	Contract Assets	Contract Liabilities, Net	Net Contract Liabilities
	(In thousands)
Balance at beginning of period	$255,767	$(305,111)	$(49,344)	$167,049	$(207,304)	$(40,255)
Identifiable assets and liabilities acquired	7,525	(14,811)	(7,286)	—	—	—
Change during period, net of acquisition effects	26,865	(98,897)	(72,032)	88,718	(97,807)	(9,089)
Balance at end of period	$290,157	$(418,819)	$(128,662)	$255,767	$(305,111)	$(49,344)
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
The Company recognized a net increase in revenues of $42.9 million and $269.0 million for the three and six months ended June 30, 2026, respectively, related previously recognized deferred revenues that were included in contract liabilities as of December 31, 2025. The Company recognized a net increase in revenues of $34.8 million and $177.6 million for the three and six months ended June 30, 2025, respectively, related to previously recognized deferred revenues that were included in contract liabilities as of December 31, 2024.
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

As of June 30, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $3.95 billion and $2.80 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of June 30, 2026, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
E&M	$3,006,886	$616,314
T&D	271,102	53,597
Total	$3,277,988	$669,911
Note 4 – Acquisition
On April 1, 2026, the Company acquired 100% of the issued and outstanding equity interests of SE&M Constructors, LLC, SE&M of the Triangle, LLC and SECO Rentals, LLC (collectively, “SE&M”). SE&M, founded in 1923 and headquartered in Elm City, North Carolina, provides mechanical, electrical and plumbing services to customers across a variety of sectors, including pharmaceutical, complex industrial and healthcare. The Company believes the acquisition enhances its services capabilities, expands its geographic footprint in the Southeastern U.S., where it sees strong industry tailwinds, and deepens its exposure to attractive end-markets. SE&M is included in the Company’s E&M segment.
The Company accounted for this transaction as an acquisition of a business using the acquisition method under ASC 805, Business Combinations (Topic 805).
The Company acquired SE&M for initial base consideration of $158 million, subject to certain closing adjustments, funded by cash on hand. Cash consideration paid at closing was $161.7 million, and was reflective of the initial base consideration adjusted in accordance to the terms of the purchase agreement for acquired cash, outstanding indebtedness, and target working capital. Transaction terms also allow for potential contingent consideration up to $12.0 million, or approximately 8% of the initial base consideration, based on certain post-acquisition financial performance targets over a one year period.
The Company incurred an immaterial amount and $1.3 million of acquisition-related costs in connection with the SE&M acquisition during the three and six months ended June 30, 2026, respectively, which were included in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income.

Purchase Price Allocation
The Company is finalizing its purchase price allocation related to SE&M, and adjustments to the preliminary purchase price allocation may occur, since certain necessary data is not yet available to complete the purchase price allocation. Final valuations of intangible assets and goodwill acquired, contingent consideration liabilities, and the finalization of closing working capital may cause future adjustments to the preliminary purchase price allocation. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date. The following table summarizes the preliminary purchase price allocation of the consideration transferred or estimated to be transferred and the acquisition-date fair value of identifiable assets acquired and liabilities assumed related to the SE&M acquisition:

(In thousands)
Cash	$161,705
Purchase price adjustments	409
Contingent consideration	4,083
Total	$166,197

Identifiable assets acquired and liabilities assumed:
Cash, cash equivalents and restricted cash	$14,063
Receivables, net	21,891
Contract assets	7,525
Inventories, net	83
Other current assets	29
Property, plant, and equipment, net	2,035
Operating lease right-of-use assets	2,830
Other intangible assets, net	73,500
Accounts payable	(5,321)
Contract liabilities	(14,811)
Accrued compensation	(534)
Accrued payroll-related liabilities	(192)
Taxes payable	(222)
Other accrued liabilities	(875)
Operating lease liabilities	(2,833)
Total identifiable net assets	97,168
Goodwill	69,029
Fair value of net assets acquired	$166,197
Contingent Consideration
Acquisition-date fair value of the contingent consideration that is not subject to continued employment of the sellers was determined using a Monte Carlo simulation model with a risk-free rate of 3.66%, earnings before interest, taxes, depreciation and amortization (“EBITDA”) volatility of 58.00%, EBITDA risk premium of 9.16%, and a credit risk-adjusted discount rate of 7.00%. Any changes in the final valuation of the acquisition-date fair value of the contingent consideration related to additional information about facts and circumstances that existed at the acquisition date will adjust the acquisition’s purchase price allocation, since it was included as part of the preliminary consideration transferred or estimated to be transferred. However, changes in the fair value of the contingent consideration relating to periods following the acquisition date will be recognized in earnings on the unaudited condensed consolidated statements of income.
Contingent consideration that is subject to continued employment of the sellers is recorded as post-combination expense over the period earned.

Intangible Assets
The fair value of each finite-lived intangible asset acquired was determined using the multi-period excess earnings method. For the valuation of customer relationships and backlog, various significant inputs and assumptions, including future revenues, contributory asset charges, discount rates, customer attrition rates and tax amortization benefit, were used to determine the respective gross intangible asset value as well as the appropriate amortization period.
The following finite-lived intangible assets were acquired as a result of the SE&M acquisition:

	Estimated Fair Value	Weighted Average Amortization Period
	(In thousands)	(In years)
Customer relationships	$39,200	20.0
Backlog	19,300	1.8
Finite-lived intangible assets acquired	$58,500	14.0
Fair value of the indefinite-lived intangible assets acquired were determined using the relief from royalty method-profit split analysis, which used various significant inputs and assumptions, including market royalty rates, operating history, brand reputation discount rates, long-term growth and capitalization rates, and tax amortization benefit.
The following indefinite-lived intangible assets were acquired as a result of the SE&M acquisition:

Estimated Fair Value
(In thousands)
Trade names and trademarks	$15,000
Indefinite-lived intangible assets acquired	$15,000
The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months ended June 30, 2026.
Goodwill
Goodwill recognized in connection with the SE&M acquisition was recorded within the E&M segment, and the full goodwill amount of $69.0 million is expected to be deductible for income tax purposes.
Impact of Acquisition
The results of operations of SE&M were included in the Company’s unaudited condensed consolidated statements of income for the reporting periods following the April 1, 2026, acquisition date. For each of the three and six months ended June 30, 2026, the acquired business contributed $33.4 million of operating revenues and $1.8 million of net income. In addition, the preliminary purchase price allocation of acquisition-date fair value of identifiable assets acquired and liabilities assumed, as well as any measurement period adjustments, were included in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026.
Note 5 – Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Changes to goodwill during the period are a result of the SE&M acquisition, which primarily consisted of acquiring a highly skilled workforce and future business growth opportunities, along with other expected synergies resulting from the acquisition.

Changes in the Company’s carrying amount of goodwill were as follows:

	E&M	T&D	Total
	(In thousands)
Balance as of December 31, 2025	$115,959	$27,265	$143,224
Goodwill acquired	69,029	—	69,029
Balance as of June 30, 2026	$184,988	$27,265	$212,253
The Company’s reporting units are E&M, T&D, and Wagner Smith Equipment (“WSE”). WSE is within the T&D reportable segment. No impairments of goodwill were recorded for the three and six months ended June 30, 2026 and 2025.
Other Intangible Assets, Net
Finite-Lived Intangible Assets
As of June 30, 2026, finite-lived intangible assets, which were within Other intangible assets, net on the condensed consolidated balance sheet consisted of:

		June 30, 2026
	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
Customer relationships	19.8	$39,200	$490	$38,710
Backlog	1.5	19,300	2,757	16,543
Total		$58,500	$3,247	$55,253
Amortization expense for finite-lived intangible assets was $3.2 million for both the three and six months ended June 30, 2026.
As a result of the finite-lived intangible assets balance being fully amortized during the first quarter of 2025, there was no amortization expense during the second quarter of 2025. Hence, amortization expense for finite-lived intangible assets was $0.1 million for the six months ended June 30, 2025.
Amortization expense is recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
As of June 30, 2026, future amortization expense for finite-lived intangible assets was estimated to be as follows:

June 30, 2026
(In thousands)
Remainder of 2026	$6,494
2027	12,989
2028	1,960
2029	1,960
2030	1,960
Thereafter	29,890
Total	$55,253
No impairments of finite-lived intangible assets were recorded for the three and six months ended June 30, 2026 and 2025.

Indefinite-Lived Intangible Assets
Changes in the Company’s indefinite-lived intangible assets, consisting of trade names and trademarks, and were within Other intangible assets, net on the condensed consolidated balance sheet, were as follows:

Total
(In thousands)
Balance as of December 31, 2025	$—
Trade names and trademarks acquired	15,000
Balance as of June 30, 2026	$15,000
No impairments of indefinite-lived intangible assets were recorded for the three and six months ended June 30, 2026 and 2025.
Note 6 – Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement (“ASC 820”) establishes a three-tier hierarchy for grouping assets and liabilities, based on the significance and availability of inputs in active markets. The estimated fair values of the Company's assets and liabilities measured on a recurring basis are determined using the market approach.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2026
	(In thousands)
Assets:
COLI contracts	$—	$11,039	$—	$11,039
Total assets measured at fair value	$—	$11,039	$—	$11,039

Liabilities:
Contingent consideration	$—	$—	$4,083	$4,083
Total liabilities measured at fair value	$—	$—	$4,083	$4,083

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
	(In thousands)
Assets:
COLI contracts	$—	$7,615	$—	$7,615
Total assets measured at fair value	$—	$7,615	$—	$7,615

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
These investments, which totaled $11.0 million and $7.6 million as of June 30, 2026 and December 31, 2025, respectively, were included in Investments on the unaudited condensed consolidated balance sheets.
For the three and six months ended June 30, 2026, the Company recognized net unrealized gains on these investments of $0.9 million and $0.7 million, respectively. For the three and six months ended June 30, 2025, the Company recognized net unrealized gains of $0.4 million and $0.3 million, respectively. The changes in fair value were classified in Other income, net on the unaudited condensed consolidated statements of income.
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
The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair values of the assets and liabilities held by the Captive Cell approximated their fair values as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
Liabilities
As part of the SE&M acquisition, the Company entered into a contingent consideration agreement, including contingent consideration that is not subject to continued employment of the sellers. Following the acquisition date, the fair value of the aforementioned contingent consideration is remeasured at each reporting date, with any changes in fair value recognized in earnings on the unaudited condensed consolidated statements of income. The estimated fair value of the contingent consideration is measured using a probability-weighted discounted cash flow method, which considers significant inputs not observable in the market and are considered Level 3 inputs.
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Contingent consideration	(In thousands)
Balance as of December 31, 2025	$—
Issuances	4,083
Balance as of June 30, 2026	$4,083
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company applies the provisions of ASC 820 to its nonrecurring, nonfinancial measurements of nonfinancial assets and liabilities, including long-lived asset impairments. These nonfinancial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The fair values of intangible assets are also nonrecurring measurements. These measurements are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired.
The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. No long-lived asset impairments were recorded for the three and six months ended June 30, 2026 and 2025.

Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt was not measured at fair value on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, but the corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 7 – Debt for additional information on the Company’s long-term debt.
The estimated fair value of the Company's Level 2 gross long-term debt, including current long-term debt, was as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Carrying value	$277,500	$285,000
Fair value	$276,557	$282,115
Note 7 - Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of June 30, 2026. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement (as defined below). Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding.
Long-Term Debt
Long-term debt outstanding was as follows as of:

	Weighted Average Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
	(percentage)	(In thousands)
Term loan due on October 31, 2029	5.73%	$277,500	$285,000
Revolving credit facility		—	—
Less: unamortized debt issuance costs		(3,001)	(3,451)
Total long-term debt		274,499	281,549
Less: long-term debt - current portion		(15,000)	(15,000)
Long-term debt		$259,499	$266,549
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
As of both June 30, 2026 and December 31, 2025, there was no outstanding balance under the Revolving Credit Facility, but there were $2.2 million of outstanding standby letters of credit. As a result, the Company had a borrowing capacity of $222.8 million under the Revolving Credit Facility for both periods presented.
The Company incurred $4.6 million and $9.2 million of interest expense related to the Credit Agreement for the three and six months ended June 30, 2026, including $4.0 million and $8.1 million of interest on outstanding borrowings, $0.4 million and $0.8 million of debt issuance costs amortization, and $0.2 million and $0.3 million of commitment fees, respectively.

The Company incurred $5.3 million and $10.9 million of interest expense related to the Credit Agreement for the three and six months ended June 30, 2025, including $4.7 million and $9.7 million of interest on outstanding borrowings, $0.4 million and $0.8 million of debt issuance costs amortization, and $0.2 million and $0.4 million of commitment fees, respectively.
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions.
For each of the six months ended June 30, 2026 and 2025, the Company paid its required quarterly amortization payments under the Term Loan totaling $7.5 million. The Company also paid $8.1 million and $9.7 million of associated interest on outstanding borrowings for the six months ended June 30, 2026 and 2025, respectively.
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
Schedule of Debt Maturities
As of June 30, 2026, the long-term debt maturities schedule, excluding unamortized debt issuance costs, for the remainder of 2026 and the three years following December 31, 2026, aggregated as follows:

	Remainder of 2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$7,500	$15,000	$15,000	$240,000	$277,500
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
The following table provides information on the Company's lease costs for operating leases:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Lease costs:
Operating lease cost	$11,095	$9,438	$21,976	$17,996
Variable lease cost	430	406	838	741
Short-term lease cost	37,237	24,845	66,362	48,531
Total lease costs	$48,762	$34,689	$89,176	$67,268
The following is summary information of lease terms and discount rates for operating leases as of:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	1.10 years	1.15 years
Weighted average discount rate (in percentages)	5.14%	5.43%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Six months ended June 30,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$21,666	$17,712
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,567	$22,876
The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheet as of June 30, 2026 was as follows:

June 30, 2026
(In thousands)
Remainder of 2026	$20,580
2027	31,880
2028	19,828
2029	10,598
2030	5,523
Thereafter	9,851
Total	98,260
Less: discount	(8,609)
Total operating lease liabilities	$89,651

The Company entered into operating leases for $22.7 million and $1.1 million, respectively, that had not yet commenced as of June 30, 2026. The operating leases have estimated lease terms of 10 years, 4 months, and 5 years, 4 months, respectively, and are expected to commence in August 2026 and January 2027, respectively.
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
The following table provides information on the Company's lease income for operating leases:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Lease income:
Operating lease income	$15,738	$11,848	$29,895	$22,986
Total lease income	$15,738	$11,848	$29,895	$22,986
The following table is a maturity analysis of undiscounted cash flows relating to lease payments expected to be received by the Company as a lessor of operating leases as of:

June 30, 2026
(In thousands)
Remainder of 2026	$10,991
Total lease payments	$10,991
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
Equipment under operating leases, which was included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, was as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$72,880	$69,152
Less: accumulated depreciation	(35,210)	(32,565)
Property, plant and equipment, net	$37,670	$36,587
Note 9 – Earnings Per Share
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

Basic and diluted EPS were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income	$83,890	$52,843	$142,206	$89,515

Weighted average common shares outstanding - basic	51,086	51,041	51,084	51,042
Effect of dilutive securities - share-based awards	134	53	121	50
Weighted average common shares outstanding - diluted	51,220	51,094	51,205	51,092

EPS - basic	$1.64	$1.04	$2.78	$1.75
EPS - diluted	$1.64	$1.03	$2.78	$1.75

Shares excluded from the calculation of diluted EPS due to their anti-dilutive effect	13	14	6	7
Note 10 – Stock-Based Compensation
The Company is currently authorized to issue 2.5 million restricted stock units (“RSUs”), performance share awards (“PSAs”) and other stock-based awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of June 30, 2026, there were approximately 2.4 million shares available for issuance, with approximately 2.1 million shares available for grant under the Everus LTIP. There were approximately 0.3 million outstanding stock awards that were either vested, but unsettled in shares of common stock or nonvested as of June 30, 2026. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.
Total stock-based compensation expense, including Company participants and non-employee directors, was $3.3 million and $5.3 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.9 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense was included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
Restricted Stock Units
During the six months ended June 30, 2026 and 2025, the Company’s compensation committee granted 49,361 and 47,705 time-vesting RSUs to employees under the Everus LTIP at a weighted average grant date fair value per share of $132.73 and $49.60, respectively. However, 43 time-vesting RSUs of the quantity granted were forfeited during the six months ended June 30, 2026. Time-vesting RSUs generally vest ratably in equal installments over three years, contingent on continued employment through the vesting periods. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
During the six months ended June 30, 2026 and 2025, 37,059 and 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested employee RSUs, respectively. The gross issuances of 61,316 shares and 30,939 shares of common stock, respectively, were considered noncash transactions, as no cash was exchanged for the shares. However, the Company withheld/repurchased 24,257 shares and 12,635 shares, respectively, to satisfy the employees withholding tax obligations, as evidenced by the financing cash outflows on the unaudited condensed consolidated statements of cash flows.
During the six months ended June 30, 2026 and 2025, the Company’s compensation committee granted 7,274 and 17,804 time-vesting RSUs to the Company’s non-employee directors under the Everus LTIP at a weighted average grant date fair value per share of $159.44 and $57.39. The time-vesting RSUs generally vest over one year until the next Annual Meeting of Stockholders, contingent on continued service on the Everus board of directors. Upon vesting, the non-employee directors may receive dividends, if any, that accumulate during the vesting period.
During the six months ended June 30, 2026, 19,664 shares of common stock were issued in connection with vested non-employee director RSUs, respectively, and were considered noncash transactions, as no cash was exchanged for the shares.

Prior to the RSU grants, the non-employee directors received shares of common stock in addition to cash payments for directors’ fees through fully vested stock award grants. On May 22, 2025, the Company granted 6,778 shares with a grant date fair value of $0.4 million to the non-employee directors.
Performance Share Awards
During the six months ended June 30, 2026 and 2025, the Company’s compensation committee granted 41,151 and 55,092 PSAs, at target, under the Everus LTIP, respectively. These PSAs are generally earned over a three-year performance period, with vesting generally at the end of the performance period, dependent upon the achievement of performance measures and continued employment through the vesting period. The target number of shares are primarily split equally between performance and market conditions, subject to rounding differences. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
Under the performance conditions for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares. The performance conditions are tied to specific financial metrics. The weighted average grant-date fair value per share for the PSAs applicable to these performance conditions issued during the six months ended June 30, 2026 and 2025 was $121.56 and $47.27, respectively.
Under the market condition for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares based on the Company’s total shareholder return relative to that of a selected peer group. The weighted average grant-date fair value per share for the PSAs applicable to the market condition issued during the six months ended June 30, 2026 and 2025 was $183.67 and $56.91, respectively, which was determined by Monte Carlo simulations.
Other Stock Awards
During the six months ended June 30, 2026 and 2025, the Company issued 394 and 569 shares of common stock to certain non-employee directors who chose to convert a portion of their monthly cash payments for directors’ fees into shares of common stock, respectively. The issuances of shares of common stock were considered noncash transactions, as no cash was exchanged for the shares.
Note 11 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three and six months ended June 30, 2026, income tax expense was $29.4 million and $49.7 million, respectively, resulting in effective tax rate of 25.9% for each period. The effective tax rates for the three and six months ended June 30, 2026 differed from the 2026 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses and non-deductible employee compensation, partially offset by research & development tax credits.
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
The effective tax rates for the three and six months ended June 30, 2026 differed from the effective tax rates for the three and six months ended June 30, 2025 due to changes in the Company’s permanent book-tax differences between those periods, specifically changes in the Company’s state income taxes and increased non-deductible employee compensation, partially offset by a favorable stock compensation book-tax difference and increased research & development tax credits.
Note 12 – Segment Information
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
During the first quarter of 2026, the Company updated the information regularly provided to the CODM. Specifically, the CODM reviews gross segment revenues and elimination activity to reconcile to consolidated results (“New CODM basis”), whereas previously the CODM reviewed segment revenues on a net basis (“Old CODM basis”). The Company's segments, significant segment expenses, and segment measure of profit or loss are unchanged. Accordingly, current-period segment information is presented under both the New CODM basis and Old CODM basis, while prior-period segment information is retained under the Old CODM basis.
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

Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:
New CODM basis:

Three months ended June 30, 2026	E&M	T&D	Corporate and Other	Eliminations	Consolidated Total
	(In thousands)
Operating revenues	$1,010,236	$221,311	$—	$—	$1,231,547
Intersegment revenues	89	6,086	1,714	(7,889)	—
Segment revenues	1,010,325	227,397	1,714	(7,889)	1,231,547
Cost of sales	863,848	191,492	1,173	(7,889)	1,048,624
Gross profit	146,477	35,905	541	—	182,923
Selling, general and administrative expenses	45,994	10,167	14,991	—	71,152
Operating income	$100,483	$25,738	$(14,450)	$—	111,771
Interest income					1,327
Interest expense					4,627
Other income, net					1,504
Total consolidated income before income taxes and income from equity method investments					$109,975

Six months ended June 30, 2026	E&M	T&D	Corporate and Other	Eliminations	Consolidated Total
	(In thousands)
Operating revenues	$1,845,327	$423,173	$—	$—	$2,268,500
Intersegment revenues	122	8,687	3,408	(12,217)	—
Segment revenues	1,845,449	431,860	3,408	(12,217)	2,268,500
Cost of sales	1,598,917	365,814	2,334	(12,217)	1,954,848
Gross profit	246,532	66,046	1,074	—	313,652
Selling, general and administrative expenses	75,476	19,960	28,761	—	124,197
Operating income	$171,056	$46,086	$(27,687)	$—	189,455
Interest income					3,651
Interest expense					9,247
Other income, net					2,056
Total consolidated income before income taxes and income from equity method investments					$185,915

Old CODM basis:

Three months ended June 30, 2026	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$1,015,381	$228,695	$—	$1,244,076
Eliminations	(5,145)	(7,384)	—	(12,529)
Total segment operating revenues	1,010,236	221,311	—	1,231,547
Cost of sales	863,759	185,405	(540)	1,048,624
Gross profit	146,477	35,906	540	182,923
Selling, general and administrative expenses	45,994	10,167	14,991	71,152
Operating income	$100,483	$25,739	$(14,451)	111,771
Interest income				1,327
Interest expense				4,627
Other income, net				1,504
Total consolidated income before income taxes and income from equity method investments				$109,975

Three months ended June 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$713,600	$212,384	$—	$925,984
Eliminations	(1,986)	(2,532)	—	(4,518)
Total segment operating revenues	711,614	209,852	—	921,466
Cost of sales	626,121	175,646	(170)	801,597
Gross profit	85,493	34,206	170	119,869
Selling, general and administrative expenses	26,225	10,554	10,583	47,362
Operating income	$59,268	$23,652	$(10,413)	72,507
Interest income				552
Interest expense				5,365
Other income, net				1,908
Total consolidated income before income taxes and income from equity method investments				$69,602

Six months ended June 30, 2026	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$1,853,043	$434,619	$—	$2,287,662
Eliminations	(7,716)	(11,446)	—	(19,162)
Total segment operating revenues	1,845,327	423,173	—	2,268,500
Cost of sales	1,598,795	357,127	(1,074)	1,954,848
Gross profit	246,532	66,046	1,074	313,652
Selling, general and administrative expenses	75,476	19,960	28,761	124,197
Operating income	$171,056	$46,086	$(27,687)	189,455
Interest income				3,651
Interest expense				9,247
Other income, net				2,056
Total consolidated income before income taxes and income from equity method investments				$185,915

Old CODM basis (continued from previous page):

Six months ended June 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$1,361,827	$397,399	$—	$1,759,226
Eliminations	(6,222)	(4,909)	—	(11,131)
Total segment operating revenues	1,355,605	392,490	—	1,748,095
Cost of sales	1,201,227	334,842	(336)	1,535,733
Gross profit	154,378	57,648	336	212,362
Selling, general and administrative expenses	50,841	19,525	18,505	88,871
Operating income	$103,537	$38,123	$(18,169)	123,491
Interest income				1,489
Interest expense				10,996
Other income, net				2,475
Total consolidated income before income taxes and income from equity method investments				$116,459
Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

	Three months ended,
	June 30, 2026		June 30, 2025
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$5,185	$6,881	$1,371	$5,796
Interest expense, net[1]	(2,471)	654	(1,474)	998
Income tax expense	25,983	6,210	16,470	5,812
Capital expenditures[2]	$5,937	$14,105	$805	$12,103
1.Amounts shown are included in Interest expense on the unaudited condensed consolidated statements of income. Also, the amounts include intercompany transactions related to the Company’s cash management and financing program.
2.Capital expenditures for the three months ended June 30, 2026 and 2025 include noncash transactions for capital expenditure-related Accounts payable.

	Six months ended,
	June 30, 2026		June 30, 2025
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$6,759	$13,427	$2,853	$11,245
Interest expense, net[1]	(4,529)	1,221	(3,297)	1,698
Income tax expense	45,066	11,175	29,737	9,254
Capital expenditures[2]	$10,282	$25,296	$10,124	$21,923
1.Amounts shown are included in Interest expense on the unaudited condensed consolidated statements of income. Also, the amounts include intercompany transactions related to the Company’s cash management and financing program.
2.Capital expenditures for the six months ended June 30, 2026 and 2025 include noncash transactions for capital expenditure-related Accounts payable.

Reconciliations of reportable segment assets to consolidated assets were as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
E&M segment assets	$1,368,238	$1,047,626
T&D segment assets	482,854	455,875
Total reportable segment assets	1,851,092	1,503,501
Other assets	233,598	267,577
Eliminations	(27,019)	(42,347)
Total consolidated assets	$2,057,671	$1,728,731
For more information about the disaggregation of the Company’s revenue by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.
Revenues from a single customer accounted for approximately 17.6% and 18.3% of total operating revenues for the three and six months ended June 30, 2026, respectively, which was included in the E&M segment. Revenues from a single customer accounted for approximately 17.4% and 15.5% of total operating revenues for the three and six months ended June 30, 2025, respectively, which was included in the E&M segment.
At a segment level, revenues from a single E&M customer accounted for approximately 21.5% and 22.4% of total E&M segment revenues for the three and six months ended June 30, 2026, respectively. Revenues from two separate E&M customers accounted for approximately 22.4% and 11.7% of total E&M segment revenues for the three months ended June 30, 2025, respectively, and for approximately 19.8% and 11.4% of total E&M segment revenues for the six months ended June 30, 2025, respectively.
As for T&D, revenues from a single T&D customer accounted for approximately 16.9% and 15.6% of total T&D segment revenues for the three and six months ended June 30, 2026, respectively. Revenues from two separate T&D customers accounted for approximately 16.9% and 9.7% of total T&D segment revenues for the three months ended June 30, 2025, respectively, and for approximately 17.6% and 10.0% of total T&D segment revenues for the six months ended June 30, 2025, respectively.
Trade receivables from a single customer accounted for approximately 17.0% of total trade receivables as of June 30, 2026, which was included in the E&M segment. Trade receivables from a single customer accounted for approximately 16.3% of total trade receivables as of December 31, 2025, which was included in the E&M segment.
At a segment level, trade receivables from a single E&M customer accounted for approximately 20.3% of total E&M segment trade receivables as of June 30, 2026. Trade receivables from a single E&M customer accounted for approximately 19.9% of total E&M segment trade receivables as of December 31, 2025.
As for T&D, trade receivables from a single T&D customer accounted for approximately 11.6% of total T&D segment trade receivables as of June 30, 2026. No single customer accounted for more than 10% of total T&D segment trade receivables as of December 31, 2025.
Note 13 – Commitments, Contingencies and Guarantees
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

Litigation
As of June 30, 2026 and December 31, 2025, the Company had $2.1 million and $2.0 million, respectively, of litigation-related contingent liabilities, which had not been discounted and were included in either Other accrued liabilities or Other noncurrent liabilities on the unaudited condensed consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carrier, any amounts due related to the litigation will be paid directly by the Company’s insurance carrier. As a result, the Company’s litigation-related contingent liabilities were materially covered after insurance claim receivables as of both June 30, 2026 and December 31, 2025.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of June 30, 2026 and December 31, 2025, the potential maximum payment amounts the Company would be required to make under the outstanding surety bonds were approximately $827.3 million and $767.7 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
As of both June 30, 2026 and December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit that were included in the outstanding surety bonds balance.
The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. The job performance guarantees are related to contracts for contracting services. As of June 30, 2026 and December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $858.3 million and $641.1 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $320.7 million for the remainder of 2026, $470.2 million in 2027, $45.3 million in 2028, $3.3 million in 2029, $3.0 million in 2030 and $15.8 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition to the above guarantees, there were $2.2 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of both June 30, 2026 and December 31, 2025. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our Revolving Credit Facility, refer to Note 7 – Debt.
Note 14 – Related-Party Transactions
Transition Services Agreement
On October 31, 2024, the separation of Everus from MDU Resources Group, Inc. (“MDU Resources”) and its other businesses was completed and Everus became an independent publicly traded company (the “Separation”). As part of the Separation, both parties entered into a transition services agreement (“TSA”) whereby the Company and MDU Resources provided certain transition services to each other. The TSA outlined services that were provided between parties related to tax, legal, treasury, human resources, information technology, risk management and other general and administrative functions.
The transition services were completed over a period of 17 months, and as of March 31, 2026, there were no further obligations for services that existed for either party.

The Company incurred $1.2 million of transition services expenses related to services from MDU Resources for the six months ended June 30, 2026, and $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively. The transition services expenses were reflected in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. During the second quarter of 2025, the Company deemed $0.5 million of expenses that were previously recognized as transition services expenses in the first quarter of 2025 to be recurring in nature and thus, not transition services expenses and have been excluded from the year-to-date disclosed amount above.
The Company did not provide any services to MDU Resources for the six months ended June 30, 2026, and received an immaterial amount for its services to MDU Resources for the three and six months ended June 30, 2025, respectively, which was reflected in Other income, net on the unaudited condensed consolidated statements of income.
Note 15 – Subsequent Events
On July 31, 2026, the Company entered into a definitive agreement to acquire Epsilon Industries, a premier designer and manufacturer of complex, modular mechanical and electrical building infrastructure systems, for $295 million in cash, subject to customary adjustments. The acquisition is expected to be funded through a combination of cash on hand and borrowings under the Credit Agreement. The transaction is expected to close later this year, subject to regulatory approvals and other customary closing conditions.

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
We focus on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth we have experienced in recent years is due in part to the project awards in the end markets and submarkets served and the ability to support national customers in most of the regions in which we operate. Our strong presence in the Western, Midwestern and Eastern regions of the United States has driven opportunities in data center, high tech, hospitality and utilities work, while customer expansion nationwide continues to extend our reach through partnerships through our 16 wholly owned operating companies, including SE&M, which was acquired on April 1, 2026. SE&M expands our geographic footprint in the Southeast region of the United States.
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
We continued to have bidding opportunities in the specialty contracting markets we have operated in during 2026, as evidenced by our backlog, even with our revenue growth during the fiscal year thus far. We believe our backlog supports our strong project pipeline across our diverse service offerings, particularly for data center, high tech and hospitality work. With our successful track record of executing on complex projects, our long-term customer relationships, safe and skilled workforce, quality of service and effective cost management, we believe we remain well-positioned to benefit from favorable demand drivers, including high tech reshoring, data center construction and utility infrastructure investments, giving us the opportunity to continue securing and executing profitable projects in the future.
Consolidated Results of Operations
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended June 30,
	2026	% of revenues	2025	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$1,231.6	100.0%	$921.5	100.0%	33.7%
Cost of sales	1,048.6	85.1	801.6	87.0	30.8
Gross profit	183.0	14.9	119.9	13.0	52.6
Selling, general and administrative expenses	71.2	5.8	47.4	5.1	50.2
Operating income	111.8	9.1	72.5	7.9	54.2
Interest income	1.3	0.1	0.6	0.1	NM
Interest expense	4.6	0.4	5.4	0.6	(14.8)
Other income, net	1.5	0.1	1.9	0.2	(21.1)
Income before income taxes and income from equity method investments	110.0	8.9	69.6	7.6	58.0
Income taxes	29.4	2.4	19.4	2.1	51.5
Income from equity method investments	3.3	0.3	2.6	0.3	26.9
Net income	$83.9	6.8%	$52.8	5.7%	58.9%
NM - Not Meaningful
Operating Revenues
Operating revenues for the three months ended June 30, 2026, were $1.23 billion, an increase of $310.1 million, or 33.7%, from $921.5 million for the three months ended June 30, 2025. E&M revenues rose $296.7 million, or 41.6%, with SE&M contributing $33.4 million. T&D revenues increased $15.1 million, or 7.1%. See Segment Results of Operations–Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted revenues and accounted for approximately 6.2% of revenues for the three months ended June 30, 2026, compared to 5.3% of revenues for the three months ended June 30, 2025.

For the three months ended June 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 7.5% of revenues, compared to 7.2% of revenues for the three months ended June 30, 2025. Favorable impacts to revenues were primarily due to labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. However, these changes in estimates unfavorably accounted for approximately 1.3% of revenues for the three months ended June 30, 2026, compared to 1.9% of revenues for the three months ended June 30, 2025. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.
Cost of Sales
Cost of sales for the three months ended June 30, 2026, was $1,048.6 million, an increase of $247.0 million, or 30.8%, from $801.6 million for the three months ended June 30, 2025. This increase primarily related to higher E&M and T&D operating costs due to increased workloads and changes in project mix, partially offset by efficient project execution. Labor, material, subcontractor, and equipment and tools costs increased $110.5 million, $67.2 million, $30.3 million and $18.0 million, respectively, along with higher other job expenses of $21.0 million.
Gross Profit
Gross profit for the three months ended June 30, 2026, was $183.0 million, an increase of $63.1 million, or 52.6%, from $119.9 million for the three months ended June 30, 2025. The increase was primarily from revenue growth and gross margin expansion due to workloads, project timing and efficient project execution, partially offset by changes in project mix. Gross margin increased to 14.9% for the three months ended June 30, 2026, compared to 13.0% for the three months ended June 30, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2026, were $71.2 million, an increase of $23.8 million, or 50.2%, from $47.4 million for the three months ended June 30, 2025. The increase was primarily driven by higher labor expenses of $14.6 million, to support the operational growth and performance of the business, higher amortization expenses of $3.2 million from the SE&M acquisition and higher business development expenses of $1.2 million, along with higher other SG&A expenses of $4.8 million including higher office including higher insurance, rent, and office expenses.
Operating Income
Operating income for the three months ended June 30, 2026, was $111.8 million, an increase of $39.3 million, or 54.2%, from $72.5 million for the three months ended June 30, 2025. The increase was primarily driven by increased gross profit, partially offset by increased SG&A expenses, both of which are discussed above. Operating income margin increased to 9.1% for the three months ended June 30, 2026, compared to 7.9% for the three months ended June 30, 2025. See Segment Results of Operations–Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
Interest income for the three months ended June 30, 2026 was $1.3 million, an increase of $0.7 million, from $0.6 million for the three months ended June 30, 2025. The increase was primarily driven by increased interest income of $0.6 million from our central cash management program, including daily cash sweep and money market deposit account programs, as well as $0.1 million of earned interest income from our captive insurance arrangement for the three months ended June 30, 2026.
Interest Expense
Interest expense for the three months ended June 30, 2026, was $4.6 million, a decrease of $0.8 million, or 14.8%, from $5.4 million for the three months ended June 30, 2025. The decrease was primarily related to lower debt balances under the Term Loan (as defined below) and average lower interest rates during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Other Income, Net
Other income, net for the three months ended June 30, 2026, was $1.5 million, a decrease of $0.4 million, or 21.1%, from $1.9 million for the three months ended June 30, 2025. Other income, net contained miscellaneous income and expense activities, including rebates and bank fees.

Income Taxes
Income taxes for the three months ended June 30, 2026, were $29.4 million, an increase of $10.0 million, or 51.5%, from $19.4 million for the three months ended June 30, 2025, reflecting higher income taxes from greater pretax income for the period. The effective tax rate was 25.9% for the three months ended June 30, 2026, compared to 26.9% for the three months ended June 30, 2025.
Income from Equity Method Investments
Income from equity method investments for the three months ended June 30, 2026, was $3.3 million, an increase of $0.7 million, or 26.9%, from $2.6 million for the three months ended June 30, 2025. This increase primarily related to increased activity on joint ventures during the period.
Net Income
Net income for the three months ended June 30, 2026, was $83.9 million, an increase of $31.1 million, or 58.9%, from $52.8 million for the three months ended June 30, 2025. The increase was primarily from increased gross profit, partially offset by higher SG&A expenses and higher income taxes on greater pretax income. Net income margin increased to 6.8% for the three months ended June 30, 2026, compared to 5.7% for the three months ended June 30, 2025.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Six months ended June 30,
	2026	% of revenues	2025	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$2,268.5	100.0%	$1,748.1	100.0%	29.8%
Cost of sales	1,954.8	86.2	1,535.7	87.8	27.3
Gross profit	313.7	13.8	212.4	12.2	47.7
Selling, general and administrative expenses	124.2	5.5	88.9	5.1	39.7
Operating income	189.5	8.4	123.5	7.1	53.4
Interest income	3.6	0.2	1.5	0.1	NM
Interest expense	9.2	0.4	11.0	0.6	(16.4)
Other income, net	2.1	0.1	2.5	0.1	(16.0)
Income before income taxes and income from equity method investments	186.0	8.2	116.5	6.7	59.7
Income taxes	49.7	2.2	33.0	1.9	50.6
Income from equity method investments	5.9	0.3	6.0	0.3	(1.7)
Net income	$142.2	6.3%	$89.5	5.1%	58.9%

NM - Not Meaningful
Operating Revenues
Operating revenues for the six months ended June 30, 2026, were $2.27 billion, an increase of $520.4 million, or 29.8%, from $1.75 billion for the six months ended June 30, 2025. E&M revenues grew $483.6 million, or 35.5%, with SE&M contributing $33.4 million. T&D revenues increased $34.5 million, or 8.7%. See “Segment Results of Operations–Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025” for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted revenues and accounted for approximately 5.1% of revenues for the six months ended June 30, 2026, compared to 4.2% of revenues for the six months ended June 30, 2025.

For the six months ended June 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 5.9% of revenues, compared to 5.4% of revenues for the six months ended June 30, 2025. Favorable impacts to revenues were primarily due to labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. However, these changes in estimates unfavorably accounted for approximately 0.8% of revenues for the six months ended June 30, 2026, compared to 1.2% of revenues for the six months ended June 30, 2025. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.
Cost of Sales
Cost of sales for the six months ended June 30, 2026, was $1.95 billion, an increase of $419.1 million, or 27.3%, from $1.54 billion for the six months ended June 30, 2025. This increase primarily related to higher E&M and T&D operating costs due to increased workloads and changes in project mix, partially offset by efficient project execution. Labor, material, subcontractor, and equipment and tools costs increased $163.2 million, $102.4 million, $90.4 million, and $36.0 million, respectively, along with higher other job expenses of $27.1 million.
Gross Profit
Gross profit for the six months ended June 30, 2026, was $313.7 million, an increase of $101.3 million, or 47.7%, from $212.4 million for the six months ended June 30, 2025. The increase was primarily due to continued revenue growth from increased workloads, project timing and efficient project execution, partially offset by changes in project mix. Gross margin improved to 13.8% for the six months ended June 30, 2026, compared to 12.2% for the six months ended June 30, 2025.
Selling, General and Administrative Expenses
SG&A expenses for the six months ended June 30, 2026, were $124.2 million, an increase of $35.3 million, or 39.7%, from $88.9 million for the six months ended June 30, 2025. The increase was driven primarily by higher labor of $20.5 million, to support operational growth and performance of the business, higher business development expenses of $3.6 million, higher amortization expenses of $3.1 million largely from the SE&M acquisition, higher net credit loss expenses of $2.1 million, higher insurance expenses of $1.9 million and higher other SG&A expenses of $5.8 million, including higher insurance, rent, and office expenses, partially offset by lower professional service-related expenses of $1.7 million.
Operating Income
Operating income for the six months ended June 30, 2026 was $189.5 million, an increase of $66.0 million, or 53.4%, from $123.5 million for the six months ended June 30, 2025. The increase was primarily driven by increased gross profit, partially offset by increased SG&A expenses, both of which are discussed above. Operating income margin increased to 8.4% for the six months ended June 30, 2026, compared to 7.1% for the six months ended June 30, 2025. See “Segment Results of Operations–Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025” for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
Interest income for the six months ended June 30, 2026 was $3.6 million, an increase of $2.1 million, from $1.5 million for the six months ended June 30, 2025. The increase was primarily driven by increased interest income of $1.9 million from our central cash management program, including daily cash sweep and money market deposit account programs, as well as $0.2 million of earned interest income from our captive insurance arrangement for the six months ended June 30, 2026.
Interest Expense
Interest expense for the six months ended June 30, 2026, was $9.2 million, a decrease of $1.8 million, or 16.4%, from $11.0 million for the six months ended June 30, 2025. The decrease is primarily related to average lower debt balances under the Term Loan and average lower interest rates during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Other Income, Net
Other income, net for the six months ended June 30, 2026, was $2.1 million, a decrease of $0.4 million, or 16.0%, from $2.5 million for the six months ended June 30, 2025. Other income, net contained miscellaneous income and expense activities, including rebates and bank fees.

Income Taxes
Income taxes for the six months ended June 30, 2026, were $49.7 million, an increase of $16.7 million, or 50.6%, from $33.0 million for the six months ended June 30, 2025, reflecting higher income taxes from greater pretax income for the period. The effective tax rate was 25.9% for the six months ended June 30, 2026, compared to 26.9% for the six months ended June 30, 2025.
Income from Equity Method Investments
Income from equity method investments for the six months ended June 30, 2026, was $5.9 million, consistent with $6.0 million for the six months ended June 30, 2025.
Net Income
Net income for the six months ended June 30, 2026, was $142.2 million, an increase of $52.7 million, or 58.9%, from $89.5 million for the six months ended June 30, 2025. The increase was primarily from increased gross profit, partially offset by higher SG&A expenses and higher income taxes on greater pretax income. Net income margin increased to 6.3% for the six months ended June 30, 2026, compared to 5.1% for the six months ended June 30, 2025.
Segment Results of Operations
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
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

	Three months ended June 30,
	2026	% of revenues	2025	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$1,010.3	82.0%	$713.6	77.4%	41.6%
T&D	227.5	18.5	212.4	23.1	7.1
Eliminations	(6.2)	(0.5)	(4.5)	(0.5)	37.8
Consolidated revenues	$1,231.6	100.0%	$921.5	100.0%	33.7%

Operating income:
E&M	$100.5	9.9%	$59.2	8.3%	69.8%
T&D	25.8	11.3	23.7	11.2	8.9
Corporate and Other[1]	(14.5)	(1.2)	(10.4)	(1.1)	39.4
Consolidated operating income	$111.8	9.1%	$72.5	7.9%	54.2%
1.Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the periods indicated.
Operating Revenues
E&M
E&M segment revenues for the three months ended June 30, 2026, were $1,010.3 million, an increase of $296.7 million, or 41.6%, from $713.6 million for the three months ended June 30, 2025. The increase was primarily driven by higher workloads in the commercial and industrial end markets, particularly continued growth in the data center submarket, partially offset by lower institutional end market activity. SE&M contributed $33.4 million for the three months ended June 30, 2026.
•Commercial revenues grew $245.4 million, primarily from higher data center and hospitality submarket activity due to increased workloads from increased demand for services, partially offset by lower project activity in the commercial submarket.

•Industrial revenues increased $70.4 million, primarily due to increased activity in the high tech and manufacturing submarkets.
•Service & other had higher revenues of $3.5 million, as a result of increased repair and maintenance demand.
•Institutional revenues declined $19.5 million, primarily from lower project activity due to project timing and decreased demand for services in the education and government submarkets.
•Renewables revenues decreased $3.1 million, reflecting decreased commercial submarket activity.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted E&M revenues and accounted for approximately 6.9% of E&M revenues for the three months ended June 30, 2026, compared to 5.1% of E&M revenues for the three months ended June 30, 2025.
For the three months ended June 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 7.8% of E&M revenues, compared to 7.0% of E&M revenues for the three months ended June 30, 2025. However, these changes in estimates unfavorably accounted for approximately 0.9% of E&M revenues for the three months ended June 30, 2026, compared to 1.9% of E&M revenues for the three months ended June 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D
T&D segment revenues for the three months ended June 30, 2026, were $227.5 million, an increase of $15.1 million, or 7.1%, from $212.4 million for the three months ended June 30, 2025. The increase was driven by higher utility end-market revenues, partially offset by lower workloads in the transportation end market.
•Utility revenues increased $20.1 million, primarily from increased project activity across several submarkets, particularly distribution and transmission, partially offset by decreased submarket activity in the gas submarket due to the timing of project availability.
•Transportation revenues decreased $5.0 million, with reduced project activity in the traffic signalization and street lighting submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted T&D revenues and accounted for approximately 2.6% of T&D revenues for the three months ended June 30, 2026, compared to 5.8% of T&D revenues for the three months ended June 30, 2025.
For the three months ended June 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 5.9% of T&D revenues, compared to 7.6% of T&D revenues for the three months ended June 30, 2025. However, these changes in estimates unfavorably accounted for approximately 3.3% of T&D revenues for the three months ended June 30, 2026, compared to 1.8% of T&D revenues for the three months ended June 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the three months ended June 30, 2026, was $100.5 million, an increase of $41.3 million, or 69.8%, from $59.2 million for the three months ended June 30, 2025. The increase was primarily from E&M segment revenue growth and higher gross profit across multiple end markets, particularly commercial, institutional and service & other, due to increased workloads, project timing and efficiency gains on certain projects, partially offset by changes in project mix. E&M gross margin increased to 14.5% for the three months ended June 30, 2026, compared to 12.0% for the three months ended June 30, 2025.
Operating income was also impacted by higher SG&A expenses primarily from increased labor expenses of $11.6 million, to support the operational growth and performance of the business, higher amortization expenses of $3.2 million from the SE&M acquisition and higher other SG&A expenses of $5.0 million. Operating income margin for our E&M segment increased to 9.9% for the three months ended June 30, 2026 compared to 8.3% for the three months ended June 30, 2025.

T&D
T&D segment operating income for the three months ended June 30, 2026, was $25.8 million, an increase of $2.1 million, or 8.9%, from $23.7 million for the three months ended June 30, 2025. The increase was the result of higher gross profit in the utility end market due to efficient project execution and project mix, partially offset by lower gross profit in the transportation end market. T&D gross margin decreased to 15.8% for the three months ended June 30, 2026, compared to 16.1% for the three months ended June 30, 2025.
SG&A expenses remained relatively consistent period over period, primarily from decreased professional service-related expenses of $0.8 million, partially offset by higher other general SG&A expenses of $0.4 million. Operating income margin for our T&D segment increased to 11.3% for the three months ended June 30, 2026, compared to 11.1% for the three months ended June 30, 2025.
Corporate and Other
The increase in Corporate and Other costs during the three months ended June 30, 2026 was primarily due to higher labor expenses of $3.2 million, to support the operational growth and performance of the business, and higher business development expenses of $1.2 million.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, with segment revenues compared to total consolidated revenues and operating income margins for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Six months ended June 30,
	2026	% of revenues	2025	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$1,845.4	81.4%	$1,361.8	77.9%	35.5%
T&D	431.9	19.0	397.4	22.7	8.7
Eliminations	(8.8)	(0.4)	(11.1)	(0.6)	(20.7)
Consolidated revenues	$2,268.5	100.0%	$1,748.1	100.0%	29.8%

Operating income:
E&M	$171.1	9.3%	$103.5	7.6%	65.3%
T&D	46.1	10.7	38.2	9.6	20.7
Corporate and Other[1]	(27.7)	(1.2)	(18.2)	(1.0)	(52.2)
Consolidated operating income	$189.5	8.4%	$123.5	7.1%	53.4%
1.Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the periods indicated.
Operating Revenues
E&M
E&M segment revenues for the six months ended June 30, 2026, were $1.85 billion, an increase of $483.6 million, or 35.5%, from $1.36 billion for the six months ended June 30, 2025. The increase was primarily driven by higher revenues in the commercial and industrial end markets, particularly continued growth in the data center submarket, partially offset by decreased revenues in the institutional end market. SE&M contributed $33.4 million for the six months ended June 30, 2026.
•Commercial revenues grew $480.9 million, primarily from higher data center and hospitality submarket activity due to increased workloads from increased demand for services, partially offset by lower project activity in the commercial submarket.
•Industrial revenues increased $62.4 million, primarily from increased project activity in the high tech and manufacturing submarkets, partially offset by lower workloads in the oil & gas submarket.
•Service & other revenues increased by $1.7 million, due to increased repair and maintenance demand.

•Institutional revenues declined $61.0 million, from lower project activity due to project timing and decreased demand for services in the education, government and healthcare submarkets.
•Renewables revenues were largely flat, with decreased project activity within the generation submarket, offset by higher project activity in the commercial submarket due to the timing of projects.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted E&M revenues and accounted for approximately 5.7% of E&M revenues for the six months ended June 30, 2026, compared to 4.0% of E&M revenues for the six months ended June 30, 2025.
For the six months ended June 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 6.3% of E&M revenues, compared to 5.3% of E&M revenues for the six months ended June 30, 2025. However, these changes in estimates unfavorably accounted for approximately 0.6% of E&M revenues for the six months ended June 30, 2026, compared to 1.3% of E&M revenues for the six months ended June 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D
T&D segment revenues for the six months ended June 30, 2026, were $431.9 million, an increase of $34.5 million, or 8.7%, from $397.4 million for the six months ended June 30, 2025. The increase was primarily driven by increased workloads in the utility end market.
•Utility revenues increased $39.3 million, primarily from increased project activity across several submarkets, particularly transmission, distribution and storm, partially offset by decreased submarket activity in the gas submarket due to the timing of project availability.
•Transportation revenues declined $4.8 million, reflecting lower workloads in the street lighting and traffic signalization submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted T&D revenues and accounted for approximately 2.4% of T&D revenues for the six months ended June 30, 2026, compared to 4.0% of T&D revenues for the six months ended June 30, 2025.
For the six months ended June 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 4.3% of T&D revenues, compared to 5.3% of T&D revenues for the six months ended June 30, 2025. However, these changes in estimates unfavorably accounted for approximately 1.3% of T&D revenues for the six months ended June 30, 2026, compared to 1.9% of T&D revenues for the six months ended June 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the six months ended June 30, 2026, was $171.1 million, an increase of $67.6 million, or 65.3%, from $103.5 million for the six months ended June 30, 2025. The increase was primarily from E&M segment revenue growth and higher gross profit across multiple end markets, particularly commercial and institutional, due to solid project execution and project timing, partially offset by changes in project mix and lower gross profit within the industrial end market. As a result, gross margin increased to 13.4% for the six months ended June 30, 2026, compared to 11.3% for the six months ended June 30, 2025.
Operating income was also impacted by higher SG&A expenses, primarily from increased labor expenses of $14.9 million, to support the operational growth and performance of the business, higher amortization expenses of $3.1 million largely from the SE&M acquisition and higher other SG&A expenses of $6.7 million. Operating income margin for our E&M segment increased to 9.3% for the six months ended June 30, 2026, compared to 7.6% for the six months ended June 30, 2025.

T&D
Operating income in the T&D segment for the six months ended June 30, 2026, was $46.1 million, an increase of $7.9 million, or 20.7%, from $38.2 million for the six months ended June 30, 2025. The increase was the result of higher gross profit due to T&D segment revenue growth and efficient project execution within the utility end market, with T&D gross margin improvement of 15.3% for the six months ended June 30, 2026, compared to 14.5% for the six months ended June 30, 2025.
SG&A expenses remained relatively consistent period over period, primarily from increased labor expenses of $0.8 million offset by lower professional service-related expenses of $0.8 million, along with higher other SG&A expenses of $0.6 million. Operating income margin for our T&D segment increased to 10.7% for the six months ended June 30, 2026, compared to 9.6% for the six months ended June 30, 2025.
Corporate and Other
The increase in Corporate and Other costs during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to higher labor expenses of $4.8 million, to support the operational growth and performance of the business, higher business development expenses of $3.6 million, along with higher other SG&A expenses of $1.9 million, including higher insurance and office expenses.
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
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following June 30, 2026:

	Amounts estimated to be recognized within 12 months	June 30, 2026	December 31, 2025	June 30, 2025
	(In millions)
E&M	$3,334.8	$4,163.2	$2,843.8	$2,568.1
T&D	306.7	388.4	384.5	410.1
Total	$3,641.5	$4,551.6	$3,228.3	$2,978.2
Changes in backlog from period to period are primarily the result of fluctuations in the timing of contract awards and timing of revenue recognition of contracts.

Non-GAAP Financial Measures
All financial information presented in this Quarterly Report has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States (“GAAP”), except for the presentation of the following non-GAAP financial measures: EBITDA, EBITDA margin and free cash flow. We evaluate our operating performance using EBITDA and EBITDA margin, and we evaluate our liquidity using free cash flow. These non-GAAP financial measures are not intended as alternatives to GAAP financial measures and have limitations as an analytical tool and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Because of these limitations, EBITDA, EBITDA margin and free cash flow should not be considered as replacements for net income, net income margin or cash provided by (used in) operating activities, the most comparable GAAP measures, respectively. Our non-GAAP financial measures are not standardized; therefore, it may not be possible to compare them with other companies’ EBITDA, EBITDA margin and free cash flow having the same or similar names.
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
The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions, except percentages)
Net income	$83.9	$52.8	$142.2	$89.5
Interest expense, net	3.3	4.8	5.6	9.5
Income taxes	29.4	19.4	49.7	33.0
Depreciation and amortization	12.0	7.2	20.0	14.0
EBITDA	$128.6	$84.2	$217.5	$146.0

Operating revenues	$1,231.6	$921.5	$2,268.5	$1,748.1
Net income margin	6.8%	5.7%	6.3%	5.1%
EBITDA margin	10.4%	9.1%	9.6%	8.4%
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
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.

The following table reconciles cash provided by operating activities to free cash flow.

	Six months ended June 30,
	2026	2025
	(In millions)
Net cash used in investing activities	$(180.2)	$(25.7)
Net cash used in financing activities	$(10.5)	$(8.1)

Net cash provided by operating activities	$196.8	$32.5
Capital expenditures	(35.6)	(31.6)
Net proceeds from sale or disposition of property, plant and equipment	5.8	5.6
Free cash flow	$167.0	$6.5
Liquidity and Capital Resources
As of June 30, 2026 and December 31, 2025, we had $176.7 million and $170.5 million of cash, cash equivalents and restricted cash, respectively, including $19.3 million and $17.8 million of restricted cash largely held by the Captive Cell, respectively.
On April 2, 2026, we announced the acquisition of SE&M for initial base consideration of $158 million, subject to certain closing adjustments, funded by cash on hand.
On July 31, 2026, we entered into a definitive agreement to acquire Epsilon Industries, a premier designer and manufacturer of complex, modular mechanical and electrical building infrastructure systems, for $295 million in cash, subject to customary adjustments. The acquisition is expected to be funded through a combination of cash on hand and borrowings under the Credit Agreement (defined below). The transaction is expected to close later this year, subject to regulatory approvals and other customary closing conditions.
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
The Term Loan requires quarterly amortization payments of 5.00% per annum of the original principal amount thereof. We repaid our required quarterly amortization payments totaling $7.5 million of the Term Loan during each of the six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, we had $277.5 million and $285.0 million outstanding under the Term Loan, respectively, with $228.2 million of available capacity under the Revolving Credit Facility, net of $2.2 million of outstanding standby letters of credit, for each period presented.

In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of June 30, 2026. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement. Subject to any applicable cure periods, failure to remedy such a default may require us to pursue alternative sources of funding. For additional information on our debt arrangements, refer to Note 7 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Working Capital
Working capital, defined as current assets minus current liabilities, was $546.4 million and $560.2 million as of June 30, 2026 and December 31, 2025, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of June 30, 2026, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the six months ended June 30, 2026, were $35.6 million, or $29.8 million net of proceeds from asset disposals, compared to $31.6 million, or $26.0 million net of proceeds from asset disposals, for the six months ended June 30, 2025. Capital expenditures were primarily used for vehicle, equipment and building investments to support the growth of our business. For the six months ended June 30, 2026 and 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements.
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
Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

Six months ended June 30,	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$196.8	$32.5
Investing activities	(180.1)	(25.7)
Financing activities	(10.5)	(8.1)
Increase (decrease) in cash, cash equivalents and restricted cash	6.2	(1.3)
Cash, cash equivalents and restricted cash - beginning of period	170.5	86.0
Cash, cash equivalents and restricted cash - end of period	$176.7	$84.7

Operating Activities
Cash provided by operating activities totaled $196.8 million for the six months ended June 30, 2026, compared to $32.5 million for the six months ended June 30, 2025, an increase of $164.3 million. The increase in cash provided by operating activities was primarily driven by favorable changes in operating assets and liabilities to support company growth and performance, including revenue growth, and increased operating results.
These changes in operating assets and liabilities drove an increase in cash period-over-period with a source of cash of $21.8 million for the six months ended June 30, 2026, compared to a use of cash of $73.5 million for the six months ended June 30, 2025. The changes in operating assets and liabilities period-over-period were primarily related to increases in cash from changes in contract liabilities, contract assets, other current assets and other current liabilities of $75.9 million, $50.6 million, $18.6 million and $9.7 million, respectively, partially offset by decreases in cash from changes in receivables and accounts payable of $36.7 million and $16.7 million, respectively.
Investing Activities
Cash used in investing activities totaled $180.1 million for the six months ended June 30, 2026, compared to $25.7 million for the six months ended June 30, 2025, an increase of $154.4 million in cash used in investing. The increase in cash used in investing activities was primarily due to net cash outflows related to the SE&M acquisition of $147.6 million during the six months ended June 30, 2026, higher net capital expenditures of $3.8 million, and proceeds from insurance contracts of $2.2 million during the six months ended June 30, 2025 which did not recur in 2026.
Financing Activities
Cash used in financing activities totaled $10.5 million for the six months ended June 30, 2026, compared to $8.1 million for the six months ended June 30, 2025, an increase in cash used in financing activities of $2.4 million. The increase in cash used in financing activities was primarily the result of higher cash outflows related to the tax withholding on stock-based compensation.
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
As of June 30, 2026 and December 31, 2025, we had approximately $2.31 billion and $2.10 billion in surety bonds outstanding for projects, respectively. As of June 30, 2026 and December 31, 2025, approximately $1.85 billion and $1.66 billion of bonding was posted for E&M, respectively, and approximately $431.7 million and $410.0 million of bonding was posted for T&D, respectively. In addition, approximately $27.9 million of bonding was posted for Corporate and other for each period presented. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the potential maximum payment amounts we would be required to make under the outstanding surety bonds were approximately $827.3 million and $767.7 million, respectively.
As of both June 30, 2026 and December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit that were included in the bonding posted for Corporate and Other.

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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of June 30, 2026 and December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $858.3 million and $641.1 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $2.2 million of outstanding standby letters of credit for certain guarantees to third parties under our Revolving Credit Facility as of both June 30, 2026 and December 31, 2025. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein. For more information on the circumstances regarding our guarantees and off-balance sheet arrangements, refer to Note 13 – Commitments, Contingencies and Guarantees in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Critical Accounting Estimates
Except as disclosed below, there have been no other material changes in our critical accounting estimates from those that were disclosed in our 2025 Annual Report. For further information regarding our critical accounting estimates, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2025 Annual Report.
Valuation of Intangible Assets
Intangible Assets
The valuation of acquired intangible assets requires significant assumptions and estimates. In connection with the SE&M acquisition, the fair value of each finite-lived intangible asset acquired on the acquisition date was determined using the multi-period excess earnings method. For the valuation of customer relationships and backlog, various significant inputs and assumptions, including future revenues, contributory asset charges, discount rates, customer attrition rates and tax amortization benefit, were used to determine the respective gross intangible asset value as well as the appropriate amortization period.
In addition, the fair value of the indefinite-lived intangible asset acquired on the acquisition date was determined using the relief from royalty method-profit split analysis, which used various significant inputs and assumptions, including market royalty rates, operating history, brand reputation, discount rates, long-term growth and capitalization rates, and tax amortization benefit.
Contingent Consideration
The valuation method for the acquisition-date fair value of the contingent consideration that is not subject to continued employment of the sellers involved the use of a Monte Carlo simulation model that used numerous significant inputs, including a risk-free rate, EBITDA volatility, EBITDA risk premium, and a credit risk-adjusted discount rate.

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
We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. As of June 30, 2026, we had $277.5 million outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. Outstanding amounts, if any, for the Term Loan and Revolving Credit Facility both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk.
As of June 30, 2026, the interest rate was 5.73% for the Term Loan. Therefore, a 1% increase to the variable interest rate would have increased the rate to 6.73% and increased our interest expense by approximately $2.7 million based on the expected balances outstanding for the Term Loan over the next 12 months as of June 30, 2026.
Going forward, the level of our interest rate risk will depend on our utilization of the Revolving Credit Facility and the outstanding debt amount under the Term Loan and will be sensitive to changes in the general level of interest rates. As disclosed in the “Liquidity and Capital Resources” section contained elsewhere in this Quarterly Report, we are expecting to borrow under our Credit Agreement to help fund the acquisition of Epsilon Industries, which is expected to close later this year, and would expose us to further interest rate risk as mentioned above.
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
Changes in Internal Controls
The Company completed the acquisition of SE&M on April 1, 2026. Under the current guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first year of an acquisition while integrating the acquired company. The Company is in the process of assessing the internal control over financial reporting of the acquired company and integrating it with our existing internal controls over financial reporting. Except as noted above, there were no changes that occurred in the Company’s internal control over financial reporting during the second quarter 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of June 30, 2026, there were no material changes to the legal proceedings that were disclosed in the Company’s 2025 Annual Report.
Item 1A. Risk Factors.
As of June 30, 2026, there were no material changes to the Company's risk factors that were previously disclosed in the Company’s 2025 Annual Report. Please refer to the Company's 2025 Annual Report for the risk factors that could materially harm the Company's business, prospects, financial results and/or financial condition if they occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
10.1	Everus Construction Group, Inc. Deferred Compensation Plan for Directors, as Amended and Restated on May 12, 2026+	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everus Construction Group, Inc.

Date:	August 5, 2026	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)