Form 10-Q
period 2026-09-30
Everus Construction Group, Inc.
filed 2026-11-06
CIK 2015845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2026: 51,064,160 shares.

Industry Information
Any industry data included in this Quarterly Report on Form 10-Q (“Quarterly Report”) regarding industry size and/or relative industry position is derived from a variety of sources, including company research, third-party studies and surveys, industry and general publications, and estimates based on Everus Construction Group, Inc.’s (“Everus”) knowledge and experience in the industries in which it operates. Everus’ estimates, if any, have been based on information obtained from its customers, suppliers, trade and business organizations, and other contacts in the industry. Everus is responsible for all the disclosures contained in this Quarterly Report, and Everus believes that any third-party data is generally reliable and that its estimates are accurate as of the date of this Quarterly Report. Further, Everus’ estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Quarterly Report, as well as Everus’ 2025 Annual Report on Form 10-K (“2025 Annual Report”). These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Everus Construction Group, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Operating revenues	$1,384,229	$986,820	$3,652,729	$2,734,915
Cost of sales	1,179,234	862,598	3,134,082	2,398,331
Gross profit	204,995	124,222	518,647	336,584
Selling, general and administrative expenses	80,701	51,841	204,898	140,712
Increase in fair value of contingent consideration	1,888	—	1,888	—
Operating income	122,406	72,381	311,861	195,872
Interest income	2,212	1,369	5,863	2,858
Interest expense	6,134	5,441	15,381	16,437
Other income, net	193	3,745	2,249	6,220
Income before income taxes and income from equity method investments	118,677	72,054	304,592	188,513
Income taxes	29,394	20,617	79,047	53,598
Income from equity method investments	2,633	5,540	8,577	11,577
Net income	$91,916	$56,977	$234,122	$146,492

Earnings per share:
Basic	$1.80	$1.12	$4.58	$2.87
Diluted	$1.79	$1.11	$4.57	$2.87
Weighted average common shares outstanding:
Basic	51,100	51,048	51,090	51,044
Diluted	51,239	51,137	51,216	51,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$91,916	$56,977	$234,122	$146,492
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(3,661)	—	(3,661)	—
Total other comprehensive loss, net of taxes	(3,661)	—	(3,661)	—
Comprehensive income attributable to common stockholders	$88,255	$56,977	$230,461	$146,492
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$264,191	$170,500
Receivables, net of allowance for credit losses of $3,726 and $5,282, respectively	1,071,181	769,828
Contract assets	325,588	255,767
Inventories, net	64,580	45,271
Prepaid expenses	14,884	38,161
Other current assets	23,144	16,854
Total current assets	1,763,568	1,296,381
Noncurrent assets:
Investments	23,045	27,082
Property, plant and equipment, net of accumulated depreciation of $194,952 and $174,914, respectively	200,008	168,498
Operating lease right-of-use assets	134,361	88,705
Goodwill	372,562	143,224
Other intangible assets, net of accumulated amortization of $8,889 as of September 30, 2026	207,671	—
Other noncurrent assets	5,129	4,841
Total noncurrent assets	942,776	432,350
Total assets	$2,706,344	$1,728,731
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$23,875	$15,000
Accounts payable	291,466	226,264
Contract liabilities, net	521,558	305,111
Taxes payable	36,030	6,483
Accrued compensation	149,193	86,960
Accrued payroll-related liabilities	57,086	47,189
Current portion of operating lease liabilities	36,135	33,905
Other accrued liabilities	35,880	15,278
Total current liabilities	1,151,223	736,190
Noncurrent liabilities:
Long-term debt, net of unamortized issuance costs	542,470	266,549
Deferred income taxes	20,237	14,869
Operating lease liabilities	100,858	56,634
Other noncurrent liabilities	27,061	24,671
Total noncurrent liabilities	690,626	362,723
Total liabilities	$1,841,849	$1,098,913
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, $0.01 par value, none issued and outstanding	$—	$—
Common stock, 300,000,000 shares authorized, $0.01 par value, 51,064,160 and 51,006,719 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	511	510
Additional paid-in capital	147,781	143,566
Retained earnings	719,864	485,742
Accumulated other comprehensive loss	(3,661)	—
Total stockholders’ equity	864,495	629,818
Total liabilities and stockholders’ equity	$2,706,344	$1,728,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
(In thousands, except shares)	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total
Balance as of December 31, 2025	51,006,719	$510	$143,566	$485,742	$—	$629,818
Net income	—	—	—	58,316	—	58,316
Stock-based compensation	34,887	—	(1,190)	—	—	(1,190)
Balance as of March 31, 2026	51,041,606	510	142,376	544,058	—	686,944
Net income	—	—	—	83,890	—	83,890
Stock-based compensation	22,230	1	2,366	—	—	2,367
Balance as of June 30, 2026	51,063,836	511	144,742	627,948	—	773,201
Net income	—	—	—	91,916	—	91,916
Other comprehensive loss, net of taxes	—	—	—	—	(3,661)	(3,661)
Stock-based compensation	324	—	3,039	—	—	3,039
Balance as of September 30, 2026	51,064,160	$511	$147,781	$719,864	$(3,661)	$864,495

	Common Stock
(In thousands, except shares)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2024	50,980,924	$510	$138,130	$283,972	$422,612
Net income	—	—	—	36,672	36,672
Stock-based compensation	18,304	—	915	—	915
Balance as of March 31, 2025	50,999,228	510	139,045	320,644	460,199
Net income	—	—	—	52,843	52,843
Stock-based compensation	7,347	—	1,367	—	1,367
Balance as of June 30, 2025	51,006,575	510	140,412	373,487	514,409
Net income	—	—	—	56,977	56,977
Stock-based compensation	—	—	1,660	—	1,660
Balance as of September 30, 2025	51,006,575	$510	$142,072	$430,464	$573,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$234,122	$146,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,202	21,193
Amortization of intangible assets	8,889	116
Deferred income taxes	(4,688)	3,911
Provision for credit losses, net of reversals	484	(1,511)
Amortization of debt issuance costs	1,347	1,182
Stock-based compensation costs	7,662	4,788
Net unrealized gains on investments	(494)	(566)
Gain on sale of assets	(4,208)	(5,147)
Increase in fair value of contingent consideration	1,888	—
Equity in earnings of unconsolidated affiliates, net of distributions	7,464	(4,091)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(249,554)	(152,196)
Contract assets	(40,523)	(83,428)
Inventories, net	(13,547)	(4,207)
Other current assets	20,599	6,335
Accounts payable	55,362	75,076
Contract liabilities, net	141,255	62,528
Other current liabilities	70,275	36,342
Other noncurrent changes	4,761	1,823
Net cash provided by operating activities	267,296	108,640
Investing activities:
Capital expenditures	(53,433)	(42,119)
Net proceeds from sale or disposition of property, plant and equipment	7,351	8,269
Acquisitions, net of cash acquired	(380,509)	—
Proceeds from insurance contracts	—	2,174
Investments	(2,933)	(1,971)
Net cash used in investing activities	(429,524)	(33,647)
Financing activities:
Issuance of long-term debt	477,500	—
Repayments of long-term debt	(290,969)	(11,250)
Repayment of long-term debt assumed through acquisition	(22,264)	—
Proceeds under the credit facility	100,000	—
Debt issuance costs	(4,123)	—
Tax withholding on stock-based compensation	(2,971)	(588)
Net cash provided by (used in) financing activities	257,173	(11,838)
Effect of foreign currency translation adjustments on cash, cash equivalents, and restricted cash	(1,254)	—
Increase in cash, cash equivalents and restricted cash	93,691	63,155
Cash, cash equivalents and restricted cash - beginning of period	170,500	86,012
Cash, cash equivalents and restricted cash - end of period	$264,191	$149,167

Supplemental Cash Flow Information:
Interest paid	$12,073	$15,083
Income taxes paid, net	$69,510	$46,245
Noncash investing activities:
Purchases of property, plant and equipment included in Accounts payable	$246	$303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Everus Construction Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Background and Nature of Operations
Nature of Operations
Everus Construction Group, Inc. (the “Company” or “Everus”) is a leading construction solutions provider headquartered in Bismarck, North Dakota, offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, transportation, utility and other customers. The Company’s common stock is listed under the ticker symbol “ECG” on the New York Stock Exchange. The Company operates throughout most of the United States and in parts of Canada through two reportable, operating segments:
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
The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other future period.
All revenues and costs, as well as assets and liabilities, directly associated with the business activities of the Company are included in the unaudited condensed consolidated financial statements. General corporate expenses are included within Selling, general and administrative expenses and Other income, net on the unaudited condensed consolidated statements of income.
Certain reclassifications have been made to the prior year unaudited condensed consolidated financial statements to conform to the current year presentation with regards to prepayments and other current assets on the unaudited condensed consolidated balance sheets. These reclassifications had no impact to the unaudited condensed consolidated statements of income, equity, or cash flows.
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
Subsequent Events
The Company has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through November 6, 2026, the date of issuance of these unaudited condensed consolidated financial statements, and determined that no events requiring disclosure occurred.

Summary of Significant Accounting Policies
Except for with respect to functional currency and translation of financial results, there have been no material changes to the Company’s significant accounting policies described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Company’s 2025 Annual Report.
Functional Currency and Translation of Financial Results
During the third quarter of 2026, the Company completed an acquisition with foreign operations. See Note 4 – Acquisitions for more information. The U.S. dollar is the functional currency of the Company’s U.S. operations. The functional currency of the acquired business is the Canadian dollar. As a result, foreign currency transaction gains and losses can exist if a transaction results in monetary assets or liabilities that are denominated in a currency different from the functional currency and the currency exchange rate changes, including intercompany foreign currency transactions that are not of a long-term investment nature. These foreign currency transaction gains and losses are recognized in Other income, net on the unaudited condensed consolidated statements of income. For both the three and nine months ended September 30, 2026, the Company recognized $0.8 million of foreign currency transaction losses.
In preparing its unaudited condensed consolidated financial statements, the Company translates the financial results of its Canadian operations from the functional currency of the Canadian dollar into the U.S. dollar. Revenues, expenses, gains and losses are translated at average monthly rates, while assets and liabilities are translated using the period-end current exchange rate. Stockholders’ equity is translated at the historical exchange rate.
Resulting foreign currency translations adjustments are recognized in Other comprehensive loss, net of taxes within the unaudited condensed consolidated statements of comprehensive income, and reflected in Accumulated other comprehensive loss, within the unaudited condensed consolidated balance sheet and statements of equity, respectively, for the applicable 2026 periods.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; acquisition-related contingent liabilities; property, plant and equipment depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; costs on construction contracts; unbilled revenues; expected credit losses; loss contingencies; actuarially determined benefit costs; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
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

Cash deposits held by the Captive Cell are considered restricted cash as they are to remain in the Captive Cell. After consolidation by the Company, the total carrying amounts of Cash, cash equivalents and restricted cash, Other accrued liabilities, and Other noncurrent liabilities on the unaudited condensed consolidated balance sheets attributable to the Captive Cell were as follows as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Cash, cash equivalents and restricted cash	$19,051	$17,828
Other accrued liabilities	3,194	2,381
Other noncurrent liabilities	$4,665	$6,326
Joint Ventures
The Company accounts for unconsolidated joint ventures using the equity method.
For those joint ventures accounted for under the equity method, the Company’s investment balances for the joint ventures are included in Investments in the unaudited condensed consolidated balance sheets, and the Company’s pro rata share of net income is included in Income from equity method investments in the unaudited condensed consolidated statements of income.
For the three and nine months ended September 30, 2026, the Company recognized income from equity method joint ventures of $2.6 million and $8.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized income from equity method joint ventures of $5.5 million and $11.6 million, respectively.
The Company’s investments in equity method joint ventures as of September 30, 2026 and December 31, 2025, were $12.0 million and $19.5 million, respectively.
In addition, the Company received distributions related to its return on investment from these equity method joint ventures of $16.1 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
As of September 30, 2026 and December 31, 2025, the Company’s cash was held in highly liquid bank accounts, including checking accounts and/or money market deposit accounts. In addition, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash primarily represents deposits held by the Company’s Captive Cell that are to be used solely for the Captive Cell’s purposes.
As of September 30, 2026 and December 31, 2025, the Company had $264.2 million and $170.5 million of cash, cash equivalents, and restricted cash, respectively, including $19.4 million and $17.8 million of restricted cash largely held by the Captive Cell, respectively.
For the three and nine months ended September 30, 2026, the Company earned $2.2 million and $5.9 million of interest income, including $2.1 million and $5.5 million from its central cash management program, respectively, and $0.1 million and $0.4 million from the Company’s Captive Cell, respectively.
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

	September 30, 2026	December 31, 2025
	(In thousands)
Trade receivables:
Completed contracts	$44,695	$40,202
Contracts in progress	998,236	728,808
Other	31,976	6,100
Receivables, gross	1,074,907	775,110
Less: allowance for expected credit losses	(3,726)	(5,282)
Receivables, net	$1,071,181	$769,828
As part of the $32.0 million of other receivables as of September 30, 2026, the Company had an insurance claim receivable related to a litigation-related contingent liability that was subsequently received in October 2026. See Note 14 - Commitments, Contingencies and Guarantees for more discussion on litigation-related contingent liabilities.
The following table presents the opening and closing balances of Receivables, net as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Balance at beginning of period	$769,828	$590,028
Receivables, net acquired	52,374	—
Net change during period, excluding receivables, net acquired	248,979	179,800
Balance at end of period	$1,071,181	$769,828
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
The decrease in the allowance for expected credit losses during the three and nine months ended September 30, 2026 was primarily driven by write-offs of uncollectible account balances. The increase in the allowance for expected credit losses during the three months ended September 30, 2025 was primarily driven by net provisioning for expected credit losses. The decrease in the allowance for expected credit losses during the nine months ended September 30, 2025 was driven by write-offs of uncollectible account balances, coupled with net credit loss reversals recorded during the period.
Details of the Company's allowance for expected credit losses, disclosed within Receivables, net, for the respective periods presented below, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$5,365	$3,006	$5,282	$7,097
Provision for credit losses, net of reversals	112	218	484	(1,511)
Write-offs charged against the allowance	(1,751)	(32)	(2,065)	(2,394)
Credit loss recoveries collected	—	—	25	—
Balance at end of period	$3,726	$3,192	$3,726	$3,192

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
Inventories, net were summarized as follows as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Materials and supplies	$22,095	$15,571
Work in process	6,474	3,230
Finished goods	36,598	27,057
Less: valuation allowance	(587)	(587)
Inventories, net	$64,580	$45,271
As of both September 30, 2026 and December 31, 2025, finished goods primarily consisted of manufactured equipment and tools held for sale and/or resale.
New Accounting Standards
Changes to GAAP are typically established by the FASB in the form of an Accounting Standards Update (“ASU”) to the FASB ASC. The Company considers the applicability and impact of all ASUs.
Recently Adopted Accounting Standards Updates
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided guidance to address stakeholders’ feedback on the challenges of applying Topic 326 to current accounts receivable and current contract assets, specifically related to the costs and complexities of developing reasonable and supportable forecasts to support the estimation of expected credit losses. As a result, this update provides a practical expedient for all entities that allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing such forecasts. The standard is effective for fiscal year December 31, 2026, and interim periods beginning January 1, 2026. The Company adopted the standard in the first quarter of 2026 and it did not have a material impact on the unaudited condensed consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provided guidance to address stakeholders’ feedback for modernizing the accounting for internal-use software costs due to the different methods of software development. This update amended the accounting and disclosure of internal-use software costs and provided entities updated recognition requirements for capitalizing internal-use software development costs, as well as website development costs. The standard will be effective for fiscal year December 31, 2028, and interim periods beginning January 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements as well as whether the Company will early-adopt the standard.

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
As of September 30, 2026 and December 31, 2025, $62.0 million and $69.9 million, respectively, of unexecuted change orders were included in contract transaction price and in Contract assets or Contract liabilities, net on the unaudited condensed consolidated balance sheets. The Company was in the process of negotiating execution of these change orders in the normal course of business and the recognized amounts represent the Company’s best estimates of additional contract revenues for which it is not probable that a significant reversal of the revenue amounts will occur in the future.
As of September 30, 2026 and December 31, 2025, the Company recorded loss provisions of $1.0 million and $2.0 million, respectively, in Contract liabilities, net on the unaudited condensed consolidated balance sheets related to contracts that are still being completed and remain recorded.
As of September 30, 2026 and December 31, 2025, the Company had claim positions of $38.3 million and $25.8 million, respectively, that were excluded from the contract transaction price. The Company continues to evaluate these active claims, and there was no impact to operating income during the quarter.
The Company received notification in October 2023 from a customer that it was withholding payment of approximately $31.3 million on remaining outstanding billings, including retention, on a large project with a contract that was billed on a time and materials basis with no stated maximum price. The Company believed it had substantial defenses against these claims based upon the terms of the contract and that it had performed under the terms of the contract. Therefore, the Company believed collection of the remaining outstanding billings, including retention, was probable and, as a result, recognized the revenues from this project in its historical results. On September 21, 2026, the Company and the customer reached a resolution regarding the matter to settle the majority of outstanding billings. In connection with the resolution, the Company recognized a $7.6 million net benefit to gross profit due to changes in estimates under the contract during the third quarter of 2026. The Company also received a corresponding cash payment of $29.2 million in October 2026 related to the billing resolution.
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
Since these changes in estimates could significantly affect the Company’s profitability, the Company reviews and updates contract-related estimates regularly and recognizes adjustments in estimated gross profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact to gross profit is recognized in the period that the adjustment is identified. As such, future operating revenues and gross profit relating to contract performance are recognized using the adjusted estimates.

Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by $82.1 million and $168.3 million for the three and nine months ended September 30, 2026, respectively. As a result, net income was positively net impacted by $62.2 million and $125.9 million and diluted earnings per share (“EPS”) by $1.21 and $2.46, respectively.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted operating revenues, and in turn gross profit, by $51.6 million and $102.2 million for the three and nine months ended September 30, 2025, respectively. As a result, net income was positively net impacted by $37.9 million and $74.8 million and diluted EPS by $0.74 and $1.46, respectively.
For the three and nine months ended September 30, 2026, net changes in estimates pertaining to certain projects, each individually positively or negatively affecting profitability in excess of $1.0 million, positively net impacted operating revenues, and in turn gross profit, by $49.2 million and $113.9 million, respectively, which resulted in positive net impacts to net income of $37.3 million and $85.2 million and diluted EPS of $0.73 and $1.66, respectively.
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
Disaggregation of Revenue
In the following tables, revenues are disaggregated by contract type and customer type for each reportable segment. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The cost reimbursable contract type includes time and material, time and equipment and cost reimbursable plus fee contracts. For more information on the Company’s reportable segments, refer to Note 13 – Segment Information.
The following tables present revenue disaggregated by contract type:

Three months ended September 30, 2026	E&M	T&D	Total
	(In thousands)
Fixed-price	$477,115	$132,365	$609,480
Cost reimbursable	645,019	80,570	725,589
Unit-price	13,601	42,642	56,243
Total contract revenues	1,135,735	255,577	1,391,312
Eliminations	(50)	(7,033)	(7,083)
Total operating revenues	$1,135,685	$248,544	$1,384,229

Three months ended September 30, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$396,402	$118,828	$515,230
Cost reimbursable	362,826	63,966	426,792
Unit-price	8,084	40,618	48,702
Total contract revenues	767,312	223,412	990,724
Eliminations	(1,772)	(2,132)	(3,904)
Total operating revenues	$765,540	$221,280	$986,820

Nine months ended September 30, 2026	E&M	T&D	Total
	(In thousands)
Fixed-price	$1,316,530	$343,034	$1,659,564
Cost reimbursable	1,628,251	224,420	1,852,671
Unit-price	36,403	119,983	156,386
Total contract revenues	2,981,184	687,437	3,668,621
Eliminations	(172)	(15,720)	(15,892)
Total operating revenues	$2,981,012	$671,717	$3,652,729

Nine months ended September 30, 2025	E&M	T&D	Total
	(In thousands)
Fixed-price	$1,126,383	$326,205	$1,452,588
Cost reimbursable	972,574	192,870	1,165,444
Unit-price	30,182	101,736	131,918
Total contract revenues	2,129,139	620,811	2,749,950
Eliminations	(7,994)	(7,041)	(15,035)
Total operating revenues	$2,121,145	$613,770	$2,734,915
The following table presents revenue disaggregated by customer type:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Commercial	$843,699	$553,077	$2,251,674	$1,480,106
Industrial	168,858	70,114	394,947	233,802
Institutional	87,222	90,951	221,857	286,612
Service & other	28,430	33,699	82,185	85,796
Renewables	7,526	19,471	30,521	42,823
Total E&M	1,135,735	767,312	2,981,184	2,129,139
Utility	237,882	196,471	626,710	545,971
Transportation	17,695	26,941	60,727	74,840
Total T&D	255,577	223,412	687,437	620,811
Eliminations	(7,083)	(3,904)	(15,892)	(15,035)
Total operating revenues	$1,384,229	$986,820	$3,652,729	$2,734,915
Uncompleted Contracts and Contract Assets and Contract Liabilities, Net
Costs, estimated earnings and billings on uncompleted contracts were summarized as follows as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Costs incurred on uncompleted contracts	$9,044,734	$8,036,495
Gross profit	1,446,851	1,172,516
Revenue on uncompleted contracts	10,491,585	9,209,011
Less: billings to date	(10,687,555)	(9,258,355)
Contract assets	325,588	255,767
Contract liabilities, net	(521,558)	(305,111)
Net contract liabilities	$(195,970)	$(49,344)

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
Contract assets consist of unbilled revenue and retainage. Unbilled revenue represents revenues recognized in excess of amounts received or billable, excluding retainage. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. Retainage represents amounts that have been contractually invoiced to customers and where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or completion of the project. Contract assets are not considered a significant financing component as they are intended to protect the customer in the event the Company does not perform on its obligations under the contract.
Contract liabilities consist of deferred revenues, which are amounts receivable or billable in excess of revenues, excluding retainage. Contract liabilities also consist of accrued loss provision and the effect of retainage, as applicable. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation. Contract liabilities are not considered to have a significant financing component as they are used to meet working capital requirements that generally are higher in the early stages of a contract and are intended to protect the Company from the other party failing to meet its obligations under the contract.
The Company classifies Contract assets and Contract liabilities, net that may be settled after one year from the balance sheet date as current, consistent with the timing of the Company’s project operating cycle.
Contract assets and Contract liabilities, net consisted of the following as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Unbilled revenue	$250,726	$187,902
Retainage	74,862	67,865
Contract assets	$325,588	$255,767

Deferred revenue	$668,062	$417,415
Accrued loss provision	1,005	1,965
Less: retainage	(147,509)	(114,269)
Contract liabilities, net	$521,558	$305,111
Total retainage was $222.4 million and $182.1 million as of September 30, 2026 and December 31, 2025, respectively, with the components broken out in the table above.
The following table presents the opening and closing balances of contract assets (liabilities) as of:

	September 30, 2026			December 31, 2025
	Contract Assets	Contract Liabilities, Net	Net Contract Liabilities	Contract Assets	Contract Liabilities, Net	Net Contract Liabilities
	(In thousands)
Balance at beginning of period	$255,767	$(305,111)	$(49,344)	$167,049	$(207,304)	$(40,255)
Identifiable assets and liabilities acquired	29,478	(75,257)	(45,779)	—	—	—
Change during period, net of acquisition effects	40,343	(141,190)	(100,847)	88,718	(97,807)	(9,089)
Balance at end of period	$325,588	$(521,558)	$(195,970)	$255,767	$(305,111)	$(49,344)

Contract assets and contract liabilities fluctuate period to period based on various factors, including, but not limited to, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; variability in billing of retainage and the satisfaction of the specified condition; unexecuted change orders and contract claims recognized as revenues and impacts from acquisitions. The primary driver of the difference between the Company's opening and closing contract assets and contract liabilities balances is the timing of the Company's billings, including retainage, in relation to its performance of work, as well as the impact from acquisitions.
The Company recognized a net increase in revenues of $19.3 million and $288.3 million for the three and nine months ended September 30, 2026, respectively, related to previously recognized deferred revenues that were included in contract liabilities as of December 31, 2025. The Company recognized a net increase in revenues of $12.7 million and $146.4 million for the three and nine months ended September 30, 2025, respectively, related to previously recognized deferred revenues that were included in contract liabilities as of December 31, 2024.
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
As of September 30, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to the Company's remaining performance obligations was $4.78 billion and $2.80 billion, respectively. The table below shows additional information regarding the Company’s remaining performance obligations as of September 30, 2026, including an estimate of when the Company expects to recognize its remaining performance obligations as revenues:

	Within 12 months	Greater than 12 months
	(In thousands)
E&M	$3,685,182	$728,278
T&D	263,089	58,999
Total	$3,948,271	$787,277
Businesses acquired during the nine months ended September 30, 2026 contributed estimated remaining performance obligations of $635.3 million as of September 30, 2026, included within the E&M segment detailed above.
Note 4 – Acquisitions
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
The Company acquired SE&M for initial base consideration of $158 million, subject to certain closing adjustments, funded by cash on hand. Cash consideration paid at closing was $161.7 million, and was reflective of the initial base consideration adjusted in accordance with the terms of the purchase agreement for acquired cash, outstanding indebtedness, and target working capital. Transaction terms also allow for potential contingent consideration up to $12.0 million, or approximately 8% of the initial base consideration, based on certain post-acquisition financial performance targets over a one year period.
On September 1, 2026, the Company acquired 100% of the issued and outstanding equity interests of Epsilon Industries Inc., incorporated in Canada, including 100% of the assets of its wholly owned U.S. subsidiary Epsilon, LLC (collectively, “Epsilon”). Epsilon has extensive off-site modular construction capabilities across multiple, strategically located facilities in the U.S. and Canada with nationwide distribution. The Company expects the acquisition to complement its off-site construction capabilities, expand its geographic reach and enhance its presence in key end markets, including data center, advanced manufacturing and healthcare. Epsilon is included in the Company’s E&M segment.

The Company acquired Epsilon for initial base consideration of $295 million, subject to certain customary closing adjustments, funded by a combination of borrowings under the Company’s credit facilities and cash on hand. Cash consideration paid at closing was $260.9 million, and was reflective of the initial base consideration adjusted in accordance with the terms of the purchase agreement for working capital, leakage, and certain liabilities assumed. In addition, transaction terms specify the Company assume a reorganization tax liability of $27.8 million as a component of the consideration transferred. As a result, total purchase consideration was $288.7 million. The $27.8 million reorganization tax liability was included within Taxes payable on the unaudited condensed consolidated balance sheet as of September 30, 2026.
The Company accounted for both of these transactions as acquisitions of businesses using the acquisition method under ASC 805, Business Combinations (Topic 805).
The Company incurred $6.7 million and $10.3 million of acquisition-related costs for the three and nine months ended September 30, 2026, respectively, in connection with the acquisitions completed during the nine months ended September 30, 2026. These acquisition-related costs were included in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
Purchase Price Allocation
The Company is finalizing the purchase price allocations related to the acquisitions completed during the nine months ended September 30, 2026, and adjustments to the respective preliminary purchase price allocations may occur, since certain necessary data is not yet available to complete the respective allocations. Final valuations of intangible assets and goodwill acquired, contingent consideration liabilities, tax liabilities and the finalization of closing working capital may cause future adjustments to the preliminary purchase price allocations. The Company will finalize the purchase price allocations during the respective 12-month periods following the respective acquisition dates.

The following table summarizes the preliminary purchase price allocations of the consideration transferred or estimated to be transferred and the acquisition-date fair value of identifiable assets acquired and liabilities assumed for acquisitions completed during the nine months ended September 30, 2026:

	SE&M	Epsilon
	(In thousands)
Cash	$161,705	$260,914
Reorganization tax liability	—	27,831
Purchase price adjustments	375	—
Contingent consideration	4,083	—
Total consideration transferred	$166,163	$288,745
Identifiable assets acquired and liabilities assumed:
Cash, cash equivalents and restricted cash	$14,063	$28,422
Receivables, net	21,891	30,483
Taxes receivable	—	5,177
Contract assets	7,525	21,953
Inventories, net	83	5,746
Prepaid expenses	—	3,484
Other current assets	29	120
Property, plant, and equipment, net	2,035	5,575
Operating lease right-of-use assets	2,871	35,782
Other intangible assets, net	73,500	144,000
Current portion of long-term debt	—	(22,264)
Accounts payable	(5,527)	(4,837)
Contract liabilities, net	(14,811)	(60,446)
Accrued compensation	(937)	(4,800)
Accrued payroll-related liabilities	(192)	(204)
Taxes payable	(222)	—
Current portion of operating lease liabilities	(369)	(2,031)
Other accrued liabilities	(300)	(16,730)
Deferred income taxes	—	(10,321)
Operating lease liabilities	(2,502)	(33,751)
Total identifiable net assets	97,137	125,358
Goodwill	69,026	163,387
Fair value of net assets acquired	$166,163	$288,745
During the third quarter of 2026, the Company repaid the $22.3 million current portion of long-term debt assumed in the Epsilon acquisition.
Contingent Consideration
Acquisition-date fair value of contingent consideration that is not subject to continued employment of the sellers was determined using a Monte Carlo simulation model with a risk-free rate of 3.66%, earnings before interest, taxes, depreciation and amortization (“EBITDA”) volatility of 58.00%, EBITDA risk premium of 9.16%, and a credit risk-adjusted discount rate of 7.00%. Any changes in the final valuation of the acquisition-date fair value of the contingent consideration related to additional information about facts and circumstances that existed at the acquisition date will adjust the acquisition’s purchase price allocation, since it was included as part of the preliminary consideration transferred or estimated to be transferred. However, changes in the fair value of the contingent consideration relating to periods following the acquisition date will be recognized in earnings on the unaudited condensed consolidated statements of income.
Contingent consideration that is subject to continued employment of the sellers is recorded as post-combination expense over the period earned.

In addition to the contingent consideration mentioned above, there is $7.7 million of cash retention bonuses and $7.3 million of restricted stock units (“RSUs”), at target, that are classified as post-combination transactions, since these transactions are considered contingent consideration that is subject to continued employment of the respective sellers. The cash retention bonuses can be earned up to 18 months and 36 months following the acquisition date of SE&M and Epsilon, respectively. The RSUs granted to SE&M and Epsilon employees will vest in equal installments over a three-year period from the respective grant dates. Post-combination expense will be recorded over the requisite service periods.
The Company incurred $2.3 million and $2.8 million of post-combination expenses for the three and nine months ended September 30, 2026, respectively, in connection with the acquisitions completed during the nine months ended September 30, 2026. These post-combination expenses were included in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
Intangible Assets
The fair value of finite-lived intangible assets acquired, including the gross intangible asset values and appropriate amortization periods, was determined using the following valuation methodologies. Customer relationships and backlog were valued using the multi-period excess earnings method, which utilized various significant inputs and assumptions, including future revenues, contributory asset charges, discount rates, customer attrition rates and tax amortization benefits. Trade names and trademarks were valued using the relief-from-royalty method, which utilized various significant inputs and assumptions, including market royalty rates, forecasted revenues, expected useful lives and obsolescence assumptions, and tax amortization benefits.
The following finite-lived intangible assets were acquired as a result of the acquisitions:

	SE&M		Epsilon
	Estimated Fair Value	Weighted Average Amortization Period	Estimated Fair Value	Weighted Average Amortization Period
	(In thousands)	(In years)	(In thousands)	(In years)
Customer relationships	$39,200	20.0	$92,000	10.0
Backlog	19,300	1.8	34,000	2.0
Trade names and trademarks	—	—	18,000	7.0
Finite-lived intangible assets acquired	$58,500	14.0	$144,000	7.7
The fair value of the indefinite-lived intangible assets acquired was determined using the relief from royalty method-profit split analysis, which utilized various significant inputs and assumptions, including market royalty rates, operating history, brand reputation, discount rates, long-term growth and capitalization rates, and tax amortization benefits.
The following indefinite-lived intangible assets were acquired as a result of the SE&M acquisition:

Estimated Fair Value
(In thousands)
Trade names and trademarks	$15,000
Indefinite-lived intangible assets acquired	$15,000
The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months ended September 30, 2026.
Goodwill
Goodwill recognized in connection with the acquisitions was recorded within the E&M segment.
The full $69.0 million of goodwill related to the SE&M acquisition is expected to be deductible for U.S. income tax purposes. Of the $163.4 million of goodwill related to the Epsilon acquisition, the full amount is expected to be deductible for U.S. income tax purposes, while $119.9 million is not expected to be deductible for Canadian income tax purposes.

Impact of Acquisitions
The results of operations of the acquisitions were included in the Company’s unaudited condensed consolidated statements of income for the reporting periods following the respective acquisition dates. For the three and nine months ended September 30, 2026, the acquired businesses contributed $43.7 million and $77.1 million of operating revenues, respectively, and $4.8 million and $3.0 million of net loss, respectively. In addition, the preliminary purchase price allocations of acquisition-date fair value of identifiable assets acquired and liabilities assumed, as well as any measurement period adjustments, were included in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026.
The pro forma effects on our consolidated results of operations related to the SE&M acquisition were not material to reported revenues or net income.
The pro forma effects on our consolidated results of operations related to the Epsilon acquisition were deemed impracticable to include, given (a) such information would be subject to significant estimation uncertainty requiring the Company to make estimates and assumptions, including significant contract-level analysis, regarding the acquired business’ historical financial results that may ultimately prove inaccurate or not sufficiently reliable and (b) Epsilon did not prepare its historical financial statements under U.S. GAAP, or IFRS, and used an output-based revenue measurement approach that is not fully aligned with ASC 606.
Note 5 – Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in business combinations that are not individually identified and separately recognized. Changes to goodwill during the period were a result of the acquisitions completed during the nine months ended September 30, 2026, relating to acquiring highly skilled workforces and future business growth opportunities, along with other expected synergies resulting from the acquisitions. Changes in goodwill also reflect foreign currency translation adjustments and measurement period adjustments to preliminary purchase accounting.
Changes in the Company’s carrying amount of goodwill were as follows:

	E&M	T&D	Total
	(In thousands)
Balance as of December 31, 2025	$115,959	$27,265	$143,224
Goodwill acquired	232,416	—	232,416
Measurement period adjustments	(3)	—	(3)
Foreign currency translation adjustments	(3,075)	—	(3,075)
Balance as of September 30, 2026	$345,297	$27,265	$372,562
The Company’s reporting units are E&M, T&D, and Wagner Smith Equipment (“WSE”). WSE is within the T&D reportable segment. No impairments of goodwill were recorded for the three and nine months ended September 30, 2026 and 2025.

Other Intangible Assets, Net
Finite-Lived Intangible Assets
As of September 30, 2026, finite-lived intangible assets, which were within Other intangible assets, net on the condensed consolidated balance sheet consisted of:

		September 30, 2026
	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustments	Net Carrying Amount
	(In years)	(In thousands)
Customer relationships	12.8	$131,200	$(1,745)	$(704)	$128,751
Backlog	1.7	53,300	(6,930)	(99)	46,271
Trade names and trademarks	6.9	18,000	(214)	(137)	17,649
Total	9.3	$202,500	$(8,889)	$(940)	$192,671
Amortization expense for finite-lived intangible assets was $5.7 million and $8.9 million for the three and nine months ended September 30, 2026, respectively.
Finite-lived intangible assets held in 2025 were fully amortized during the first quarter, resulting in no amortization expense during the third quarter of 2025, and amortization expense of $0.1 million for the nine months ended September 30, 2025.
Amortization expense is recognized in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
As of September 30, 2026, future amortization expense for finite-lived intangible assets was estimated to be as follows:

September 30, 2026
(In thousands)
Remainder of 2026	$10,404
2027	41,618
2028	24,941
2029	13,641
2030	13,641
Thereafter	88,426
Total	$192,671
No impairments of finite-lived intangible assets were recorded for the three and nine months ended September 30, 2026 and 2025.

Indefinite-Lived Intangible Assets
As of September 30, 2026, indefinite-lived intangible assets, which consisted of trade names and trademarks, were within Other intangible assets, net on the condensed consolidated balance sheet. Changes in the Company’s indefinite-lived assets were as follows:

Total
(In thousands)
Balance as of December 31, 2025	$—
Trade names and trademarks	15,000
Balance as of September 30, 2026	$15,000
No impairments of indefinite-lived intangible assets were recorded for the three and nine months ended September 30, 2026 and 2025.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2026
	(In thousands)
Assets:
COLI contracts	$—	$11,042	$—	$11,042
Total assets measured at fair value	$—	$11,042	$—	$11,042

Liabilities:
Contingent consideration	$—	$—	$5,971	$5,971
Total liabilities measured at fair value	$—	$—	$5,971	$5,971

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
	(In thousands)
Assets:
COLI contracts	$—	$7,615	$—	$7,615
Total assets measured at fair value	$—	$7,615	$—	$7,615

Assets
The Company measured its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of income. The Company anticipates using these investments, which consist of corporate-owned life insurance (“COLI”) contracts, to satisfy its obligations under its unfunded, nonqualified deferred compensation plan for eligible Company participants, including its executive officers, certain key management and other employees. The Company invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation.
These investments, which totaled $11.0 million and $7.6 million as of September 30, 2026 and December 31, 2025, respectively, were included in Investments on the unaudited condensed consolidated balance sheets.
For the three and nine months ended September 30, 2026, the Company recognized net unrealized losses of $0.2 million and net unrealized gains of $0.5 million on these investments, respectively. For the three and nine months ended September 30, 2025, the Company recognized net unrealized gains of $0.3 million and $0.6 million, respectively. The changes in fair value were classified in Other income, net on the unaudited condensed consolidated statements of income.
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
The Company has a captive insurance arrangement in which a Captive Cell within a captive insurance company holds cash, classified as restricted cash, and certain other accrued liabilities and other noncurrent liabilities in order to manage and administer insurance claims on behalf of the Company. The fair values of the assets and liabilities held by the Captive Cell approximated their fair values as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s captive insurance arrangement.
Liabilities
As part of the SE&M acquisition, the Company entered into a contingent consideration agreement, including contingent consideration that is not subject to continued employment of the sellers. Following the acquisition date, the fair value of the aforementioned contingent consideration is remeasured at each reporting date, with any changes in fair value recognized in Increase in fair value of contingent consideration on the unaudited condensed consolidated statements of income. The estimated fair value of the contingent consideration is recorded within Other accrued liabilities on the unaudited condensed consolidated balance sheets, and is measured using a probability-weighted discounted cash flow method, which considers significant inputs not observable in the market and are considered Level 3 inputs.
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Contingent consideration	(In thousands)
Balance as of December 31, 2025	$—
Issuances	4,083
Changes in fair value	1,888
Balance as of September 30, 2026	$5,971
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

The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. No long-lived asset impairments were recorded for the three and nine months ended September 30, 2026 and 2025.
Assets and Liabilities Not Measured at Fair Value
The Company's long-term debt was not measured at fair value on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, but the corresponding fair values are being provided for disclosure purposes only. The fair values were categorized as Level 2 in the fair value hierarchy and were based on discounted cash flows using current market interest rates. Refer to Note 7 – Debt for additional information on the Company’s long-term debt.
The estimated fair value of the Company's Level 2 gross long-term debt, including current long-term debt, was as follows as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Carrying value	$571,531	$285,000
Fair value	$567,792	$282,115
The outstanding balances under the term loan and the revolving credit commitments, as applicable, are incorporated into the disclosure above for each period presented.
Note 7 - Debt
Certain debt instruments of the Company contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt instruments, the Company must be in compliance with the applicable covenants and certain other conditions, all of which the Company was in compliance with as of September 30, 2026. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement (as defined below). Subject to any applicable cure periods, failure to remedy such a default may require the Company to pursue alternative sources of funding.
Long-Term Debt
Long-term debt outstanding was as follows as of:

	Weighted Average Interest Rate as of September 30, 2026	September 30, 2026	December 31, 2025
	(percentage)	(in thousands)
Term loan due on October 31, 2029	5.51%	$471,531	$285,000
Revolving credit commitments	5.43%	100,000	—
Less: unamortized debt issuance costs		(5,186)	(3,451)
Total debt		566,345	281,549
Less: current maturities		(23,875)	(15,000)
Total long-term debt		$542,470	$266,549
Term Loan and Revolving Credit Commitments
On October 31, 2024, the Company entered into a five-year senior secured credit agreement (the “Original Credit Agreement”), which initially provided for a $300.0 million senior secured first lien term loan (“Original Term Loan”) and a $225.0 million revolving credit facility containing senior secured first lien revolving credit commitments (“Original Revolving Credit Commitments”). The Original Revolving Credit Commitments included a letter-of-credit sublimit aggregate amount of up to $50.0 million.

The Company paid $4.4 million and $3.5 million of debt issuance costs for the Original Term Loan and Original Revolving Credit Commitments, respectively. The costs associated with the Original Term Loan were capitalized and classified as a reduction to Long-term debt and the costs associated with the Original Revolving Credit Commitments were capitalized and recorded as Other noncurrent assets. Each will be amortized to interest expense over the term of the Credit Agreement.
On September 1, 2026, the Company entered into a First Amendment (the “First Amendment”) to the Original Credit Agreement (the “Original Credit Agreement” and together with the First Amendment, the "Credit Agreement"). Pursuant to the First Amendment, the Original Credit Agreement was amended to, among other things, (a) refinance the Original Term Loan outstanding, together with interest, under the Original Credit Agreement in full; (b) increase the original Term Loan by an aggregate principal amount of $200.0 million for a total aggregate principal amount of $477.5 million (the "2026 Refinancing Term Loan"); (c) refinance the Original Revolving Credit Commitments outstanding under the Original Credit Agreement in full; and (d) increase the Original Revolving Credit Commitments by an additional $125.0 million for a total aggregate commitment of $350.0 million (the "2026 Refinancing Revolving Credit Commitments"). Any outstanding portion of the $50.0 million aggregate letter-of-credit sublimit under the Original Revolving Credit Commitments will be deemed outstanding under the 2026 Refinancing Revolving Credit Commitments.
The Company paid $2.5 million and $1.6 million of debt issuance costs for the 2026 Refinancing Term Loan and 2026 Refinancing Revolving Credit Commitments, respectively. Costs associated with the 2026 Refinancing Term Loan were capitalized and classified as a reduction to Long-term debt and the costs associated with the 2026 Refinancing Revolving Credit Commitments were capitalized and recorded within Other noncurrent assets. Each will be amortized to interest expense over the remaining term of the Credit Agreement.
In addition, the First Amendment provides more favorable pricing terms to the Company such that borrowings under the amended Credit Agreement now bear interest, at the Company’s option, at an annual rate equal to (a) adjusted term Secured Overnight Financing Rate, defined in a customary manner (“Term SOFR”) plus an applicable rate of 1.75% to 2.50% (previously 2.00% to 2.75% under the Original Credit Agreement) based on the Company’s total net leverage ratio (as defined below), or (b) the base rate (determined by reference to the highest of (x) the prime rate, (y) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in each case, plus 0.50%, and (z) the one-month adjusted Term SOFR rate plus 1.00% per annum, subject to customary floors (clauses (x) through (z), the “Base Rate”)) plus an applicable rate of 0.75% to 1.50% (previously 1.00% to 1.75% under the Original Credit Agreement), based on the Company’s total net leverage ratio. Undrawn commitment fees under the 2026 Refinancing Revolving Credit Commitments range from 0.25% to 0.40% (previously 0.30% to 0.45% under the Original Credit Agreement) based on the Company’s consolidated total net leverage ratio.
At the Company’s option, any outstanding borrowings under the Credit Agreement have borne interest at the Term SOFR plus an applicable rate option (option (a) above).
The proceeds from the 2026 Refinancing Term Loan were made available to the Company (a) to refinance the Original Term Loan, (b) to fund the Epsilon acquisition, (c) to pay fees and expenses related thereto and (d) for working capital and other general corporate purposes.
In connection with the First Amendment, the Company repaid and immediately re-borrowed the outstanding term loan amount of $277.5 million as part of the refinance and also drew $100.0 million under the 2026 Refinancing Revolving Credit Commitments.
The proceeds of any borrowings under the 2026 Refinancing Credit Commitments are expected to be used by the Company for general corporate purposes, including the Epsilon acquisition, acquisitions, restricted payments and other permitted investments, and/or for other purposes not prohibited by the Credit Agreement.
In connection with the First Amendment, the Company paid certain customary fees.
As of September 30, 2026, there was $100.0 million outstanding under the 2026 Refinancing Credit Commitments and $2.2 million of outstanding standby letters of credit. As a result, the Company had a borrowing capacity of $247.8 million under the 2026 Refinancing Credit Commitments as of September 30, 2026.
As of December 31, 2025, there was no outstanding balance under the Original Revolving Credit Commitments, but there were $2.2 million of outstanding standby letters of credit. As a result, the Company had a borrowing capacity of $222.8 million under the Original Revolving Credit Commitments as of December 31, 2025.

The Company incurred $6.1 million and $15.3 million of interest expense related to the Credit Agreement for the three and nine months ended September 30, 2026, including $5.4 million and $13.5 million of interest on outstanding borrowings, $0.5 million and $1.3 million of debt issuance costs amortization, and $0.2 million and $0.5 million of commitment fees, respectively.
The Company incurred $5.4 million and $16.3 million of interest expense related to the Credit Agreement for the three and nine months ended September 30, 2025, including $4.8 million and $14.5 million of interest on outstanding borrowings, $0.4 million and $1.2 million of debt issuance costs amortization, and $0.2 million and $0.6 million of commitment fees, respectively.
The Original Term Loan required quarterly amortization payments of 1.25% of the aggregate initial principal amount of the Original Term Loan on the last business day of each fiscal quarter starting with the fiscal quarter ending on March 31, 2025 and through and including the last full fiscal quarter ending prior to the maturity date, or 5.00% per annum.
The 2026 Refinancing Term Loan requires quarterly amortization payments of 1.25% of the aggregate initial principal amount of the 2026 Refinancing Term Loan on the last business day of each fiscal quarter starting with the fiscal quarter ending on September 30, 2026 and through and including the last full fiscal quarter ending prior to the maturity date, or 5.00% per annum.
For the nine months ended September 30, 2026 and 2025, the Company paid its required quarterly amortization payments under the Original Term Loan and the 2026 Refinancing Term Loan totaling $13.5 million and $11.3 million, respectively.
The Company also paid $10.9 million and $14.5 million of associated interest on outstanding borrowings under the Original Term Loan and the 2026 Refinancing Term Loan for the nine months ended September 30, 2026 and 2025, respectively.
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
Schedule of Debt Maturities
As of September 30, 2026, the long-term debt maturities schedule, excluding unamortized debt issuance costs, for the remainder of 2026 and the three years following December 31, 2026, aggregated as follows:

	Remainder of 2026	2027	2028	2029	Total
	(In thousands)
Long-term debt maturities, including current portion	$5,969	$23,875	$23,875	$417,812	$471,531
Revolving credit commitments by nature do not have contractual maturity and therefore, the $100.0 million outstanding under the 2026 Refinancing Revolving Credit Commitments is excluded from the table above.

Note 8 – Leases
Most of the leases the Company enters into are for equipment, buildings and vehicles as part of its ongoing operations. The Company also leases certain equipment to third parties.
Lessee Accounting
The leases the Company has entered into as part of its ongoing operations consist of operating leases. Operating leases are included in Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities within the unaudited condensed consolidated balance sheets. The corresponding lease costs are included in Cost of sales and Selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
In addition, the Company has entered into short-term leases to help support its ongoing operations, consisting primarily of short-term equipment and vehicle leases, which generally have lease terms of less than one year.
The following table provides information on the Company's lease costs for operating leases:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Lease costs:
Operating lease cost	$11,639	$10,337	$33,615	$28,334
Variable lease cost	420	438	1,258	1,179
Short-term lease cost	48,252	28,436	114,613	76,966
Total lease costs	$60,311	$39,211	$149,486	$106,479
The following is summary information of lease terms and discount rates for operating leases as of:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	1.28 years	1.15 years
Weighted average discount rate (in percentages)	4.75%	5.43%
The following is a summary of other information and supplemental cash flow information related to operating leases:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating lease liabilities	$32,838	$27,343
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease liabilities	$77,497	$41,471
As disclosed in Note 4 – Acquisitions, the Company acquired $38.7 million of operating lease right-of-use assets and operating lease liabilities, respectively, during the nine months ended September 30, 2026, which are included in the disclosure above concerning right-of-use assets obtained in exchange for new lease liabilities for the respective period.

The reconciliation of future undiscounted cash flows to operating lease liabilities, including current portion of operating lease liabilities, presented on the unaudited condensed consolidated balance sheet as of September 30, 2026 was as follows:

September 30, 2026
(In thousands)
Remainder of 2026	$11,653
2027	38,094
2028	25,796
2029	16,839
2030	11,394
Thereafter	58,195
Total	161,971
Less: discount	(24,978)
Total operating lease liabilities	$136,993
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
The following table provides information on the Company's lease income for operating leases:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Lease income:
Operating lease income	$15,862	$10,704	$45,757	$33,689
Total lease income	$15,862	$10,704	$45,757	$33,689
The following table is a maturity analysis of undiscounted cash flows relating to lease payments expected to be received by the Company as a lessor of operating leases as of:

September 30, 2026
(In thousands)
Remainder of 2026	$12,222
Total lease payments	$12,222
The majority of the total lease payments are currently from month-to-month leases as stated above and are included in Receivables, net on the unaudited condensed consolidated balance sheets as rent receivables due to the timing of billings compared to earned operating lease income.
Equipment under lessor operating leases, which was included within Property, plant and equipment, net in the unaudited condensed consolidated balance sheets, was as follows as of:

	September 30, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$76,837	$69,152
Less: accumulated depreciation	(36,829)	(32,565)
Property, plant and equipment, net	$40,008	$36,587

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
Basic and diluted EPS were calculated as follows, based on a reconciliation of the weighted average common shares outstanding on a basic and diluted basis:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net income	$91,916	$56,977	$234,122	$146,492

Weighted average common shares outstanding - basic	51,100	51,048	51,090	51,044
Effect of dilutive securities - share-based awards	139	89	126	63
Weighted average common shares outstanding - diluted	51,239	51,137	51,216	51,107

EPS - basic	$1.80	$1.12	$4.58	$2.87
EPS - diluted	$1.79	$1.11	$4.57	$2.87

Shares excluded from the calculation of diluted EPS due to their anti-dilutive effect	16	9	5	3
Note 10 – Stock-Based Compensation
The Company is currently authorized to issue 2.5 million restricted stock units (“RSUs”), performance share awards (“PSAs”) and other stock-based awards under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan (“Everus LTIP”). As of September 30, 2026, there were approximately 2.4 million shares available for issuance, with approximately 2.1 million shares available for grant under the Everus LTIP. There were approximately 0.3 million outstanding stock awards that were either vested, but unsettled in shares of common stock or nonvested as of September 30, 2026. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
The Company’s compensation committee has the authority to select recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants.
Total stock-based compensation expense, including Company participants and non-employee directors, was $2.4 million and $7.7 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $4.8 million for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense was included in Selling, general and administrative expenses in the unaudited condensed consolidated statements of income.
Restricted Stock Units
During the nine months ended September 30, 2026 and 2025, the Company’s compensation committee, with approval by the board for the chief executive officer (“CEO”), granted 88,539 and 47,705 time-vesting RSUs to employees under the Everus LTIP at a weighted average grant date fair value per share of $124.33 and $49.60, respectively. However, 43 time-vesting RSUs of the quantity granted were forfeited during the nine months ended September 30, 2026. Time-vesting RSUs generally vest ratably in equal installments over three years, contingent on continued employment through the vesting periods. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
During the nine months ended September 30, 2026 and 2025, 37,059 and 18,304 shares of common stock were issued, on a net settlement basis, in connection with vested employee RSUs, respectively. The gross issuances of 61,316 shares and 30,939 shares of common stock, respectively, were considered noncash transactions, as no cash was exchanged for the shares. However, the Company withheld/repurchased 24,257 shares and 12,635 shares, respectively, to satisfy the employees withholding tax obligations, as evidenced by the financing cash outflows on the unaudited condensed consolidated statements of cash flows.

During the nine months ended September 30, 2026 and 2025, the Company’s compensation committee granted 7,274 and 19,664 time-vesting RSUs to the Company’s non-employee directors under the Everus LTIP at a weighted average grant date fair value per share of $159.44 and $59.13, respectively. The time-vesting RSUs generally vest over one year until the next Annual Meeting of Stockholders, contingent on continued service on the Everus board of directors. Upon vesting, the non-employee directors may receive dividends, if any, that accumulate during the vesting period.
During the nine months ended September 30, 2026, 19,664 shares of common stock were issued in connection with vested non-employee director RSUs and were considered noncash transactions, as no cash was exchanged for the shares. Prior to the RSU grants, the non-employee directors received shares of common stock in addition to cash payments for directors’ fees through fully vested stock award grants. On May 22, 2025, the Company granted 6,778 shares with a grant date fair value of $0.4 million to the non-employee directors.
Performance Share Awards
During the nine months ended September 30, 2026 and 2025, the Company’s compensation committee, with approval by the board for the CEO, granted 41,151 and 55,092 PSAs, at target, under the Everus LTIP, respectively. These PSAs are generally earned over a three-year performance period, with vesting generally at the end of the performance period, dependent upon the achievement of performance measures and continued employment through the vesting period. The target number of shares are primarily split equally between performance and market conditions, subject to rounding differences. Upon vesting, participants may receive dividends, if any, that accumulate during the vesting period.
Under the performance conditions for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares. The performance conditions are tied to specific financial metrics. The weighted average grant-date fair value per share for the PSAs applicable to these performance conditions issued during the nine months ended September 30, 2026 and 2025 was $121.56 and $47.27, respectively.
Under the market condition for these PSAs, participants can earn from 0% to 200% of the apportioned target grant of shares based on the Company’s total shareholder return relative to that of a selected peer group. The weighted average grant-date fair value per share for the PSAs applicable to the market condition issued during the nine months ended September 30, 2026 and 2025 was $183.67 and $56.91, respectively, which was determined by Monte Carlo simulations.
Other Stock Awards
During the nine months ended September 30, 2026 and 2025, the Company issued 718 and 569 shares of common stock to certain non-employee directors who chose to convert a portion of their monthly cash payments for directors’ fees into shares of common stock, respectively. The issuances of shares of common stock were considered noncash transactions, as no cash was exchanged for the shares.
Note 11 - Accumulated Other Comprehensive Loss
Comprehensive income is the sum of net income as reported and other comprehensive loss, net of taxes. The Company's accumulated other comprehensive loss is comprised of foreign currency translation adjustments, which were first recognized in the third quarter of 2026. There was no other comprehensive loss activity in 2025.
Foreign currency translation adjustments are calculated as follows, net of the related tax impact for the respective periods:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	(In thousands)
Pre-tax foreign currency translation adjustments	$(3,661)	$(3,661)
Income tax effect	—	—
Foreign currency translation adjustments	$(3,661)	$(3,661)

The after-tax changes in the components of accumulated other comprehensive loss through September 30, 2026 were as follows:

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31, 2025	$—	$—
Other comprehensive loss, net of taxes	(3,661)	(3,661)
Balance as of September 30, 2026	$(3,661)	$(3,661)
There were no amounts reclassified out of accumulated other comprehensive loss into net income for the three and nine months ended September 30, 2026.
Note 12 – Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented.
For the three and nine months ended September 30, 2026, income tax expense was $29.4 million and $79.0 million, respectively, resulting in effective tax rates of 24.2% and 25.2%, respectively. The effective tax rates for the three and nine months ended September 30, 2026 differed from the 2026 statutory tax rate of 21% primarily due to state income taxes, net of federal income taxes, and certain unfavorable permanent book-tax differences due to meals and entertainment expenses and non-deductible employee compensation, partially offset by research & development tax credits.
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
The effective tax rates for the three and nine months ended September 30, 2026 differed from the effective tax rates for the three and nine months ended September 30, 2025 due to changes in the Company’s permanent book-tax differences between those periods, specifically changes in the Company’s state income taxes and increased non-deductible employee compensation, partially offset by a favorable stock compensation book-tax difference and increased research & development tax credits.
Note 13 – Segment Information
The Company’s reportable segments are those that are based on the Company’s method of internal reporting and management of the business. The Company provides a full spectrum of construction services across most of the United States and in parts of Canada through two reportable, operating segments:
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
Reconciliations of reportable segment operating revenues, inclusive of the Company’s significant segment expenses of Cost of sales and Selling, general and administrative expenses, to consolidated Income before income taxes and income from equity method investments for the Company’s reportable segments and “Corporate and Other” category were as follows:
New CODM basis:

Three months ended September 30, 2026	E&M	T&D	Corporate and Other	Eliminations	Consolidated Total
	(In thousands)
Operating revenues	$1,135,685	$248,544	$—	$—	$1,384,229
Intersegment revenues	50	7,033	1,732	(8,815)	—
Segment revenues	1,135,735	255,577	1,732	(8,815)	1,384,229
Cost of sales	972,979	213,832	1,238	(8,815)	1,179,234
Gross profit	162,756	41,745	494	—	204,995
Selling, general and administrative expenses	51,730	10,848	18,123	—	80,701
Increase in fair value of contingent consideration	1,888	—	—	—	1,888
Operating income	$109,138	$30,897	$(17,629)	$—	122,406
Interest income					2,212
Interest expense					6,134
Other income, net					193
Total consolidated income before income taxes and income from equity method investments					$118,677

Nine months ended September 30, 2026	E&M	T&D	Corporate and Other	Eliminations	Consolidated Total
	(In thousands)
Operating revenues	$2,981,012	$671,717	$—	$—	$3,652,729
Intersegment revenues	172	15,720	5,140	(21,032)	—
Segment revenues	2,981,184	687,437	5,140	(21,032)	3,652,729
Cost of sales	2,571,896	579,646	3,572	(21,032)	3,134,082
Gross profit	409,288	107,791	1,568	—	518,647
Selling, general and administrative expenses	127,206	30,808	46,884	—	204,898
Increase in fair value of contingent consideration	1,888	—	—	—	1,888
Operating income	$280,194	$76,983	$(45,316)	$—	311,861
Interest income					5,863
Interest expense					15,381
Other income, net					2,249
Total consolidated income before income taxes and income from equity method investments					$304,592

Old CODM basis:

Three months ended September 30, 2026	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$1,139,639	$256,615	$—	$1,396,254
Eliminations	(3,954)	(8,071)	—	(12,025)
Total segment operating revenues	1,135,685	248,544	—	1,384,229
Cost of sales	972,929	206,799	(494)	1,179,234
Gross profit	162,756	41,745	494	204,995
Selling, general and administrative expenses	51,730	10,848	18,123	80,701
Increase in fair value of contingent consideration	1,888	—	—	1,888
Operating income	$109,138	$30,897	$(17,629)	122,406
Interest income				2,212
Interest expense				6,134
Other income, net				193
Total consolidated income before income taxes and income from equity method investments				$118,677

Three months ended September 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$767,312	$223,412	$—	$990,724
Eliminations	(1,772)	(2,132)	—	(3,904)
Total segment operating revenues	765,540	221,280	—	986,820
Cost of sales	679,340	183,424	(166)	862,598
Gross profit	86,200	37,856	166	124,222
Selling, general and administrative expenses	29,224	10,343	12,274	51,841
Operating income	$56,976	$27,513	$(12,108)	72,381
Interest income				1,369
Interest expense				5,441
Other income, net				3,745
Total consolidated income before income taxes and income from equity method investments				$72,054

Nine months ended September 30, 2026	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$2,992,682	$691,234	$—	$3,683,916
Eliminations	(11,670)	(19,517)	—	(31,187)
Total segment operating revenues	2,981,012	671,717	—	3,652,729
Cost of sales	2,571,724	563,926	(1,568)	3,134,082
Gross profit	409,288	107,791	1,568	518,647
Selling, general and administrative expenses	127,206	30,808	46,884	204,898
Increase in fair value of contingent consideration	1,888	—	—	1,888
Operating income	$280,194	$76,983	$(45,316)	311,861
Interest income				5,863
Interest expense				15,381
Other income, net				2,249
Total consolidated income before income taxes and income from equity method investments				$304,592

Old CODM basis (continued from previous page):

Nine months ended September 30, 2025	E&M	T&D	Corporate and Other	Consolidated Total
	(In thousands)
Segment operating revenues	$2,129,139	$620,811	$—	$2,749,950
Eliminations	(7,994)	(7,041)	—	(15,035)
Total segment operating revenues	2,121,145	613,770	—	2,734,915
Cost of sales	1,880,567	518,266	(502)	2,398,331
Gross profit	240,578	95,504	502	336,584
Selling, general and administrative expenses	80,065	29,868	30,779	140,712
Operating income	$160,513	$65,636	$(30,277)	195,872
Interest income				2,858
Interest expense				16,437
Other income, net				6,220
Total consolidated income before income taxes and income from equity method investments				$188,513
Additional financial information on the Company’s reportable segments is shown below, which follows the same accounting policies as those described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies:

	Three months ended,
	September 30, 2026		September 30, 2025
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$7,988	$7,049	$1,415	$5,917
Interest expense, net[1]	(3,166)	551	(2,431)	946
Income tax expense	26,902	7,639	17,033	6,646
Capital expenditures[2]	$7,342	$10,497	$2,575	$7,346
1.Amounts shown are included in Interest expense on the unaudited condensed consolidated statements of income. Also, the amounts include intercompany transactions related to the Company’s cash management and financing program.
2.Capital expenditures for the three months ended September 30, 2026 and 2025 include noncash transactions for capital expenditure-related Accounts payable.

	Nine months ended,
	September 30, 2026		September 30, 2025
	E&M	T&D	E&M	T&D
	(In thousands)
Depreciation and amortization expense	$14,747	$20,476	$4,268	$17,162
Interest expense, net[1]	(7,695)	1,772	(5,728)	2,644
Income tax expense	71,968	18,814	46,770	15,900
Capital expenditures[2]	$17,624	$35,793	$12,699	$29,269
1.Amounts shown are included in Interest expense on the unaudited condensed consolidated statements of income. Also, the amounts include intercompany transactions related to the Company’s cash management and financing program.
2.Capital expenditures for the nine months ended September 30, 2026 and 2025 include noncash transactions for capital expenditure-related Accounts payable.

Reconciliations of reportable segment assets to consolidated assets were as follows as of:

	September 30, 2026	December 31, 2025
	(In thousands)
E&M segment assets	$1,935,294	$1,047,626
T&D segment assets	496,678	455,875
Total reportable segment assets	2,431,972	1,503,501
Other assets	316,795	267,577
Eliminations	(42,423)	(42,347)
Total consolidated assets	$2,706,344	$1,728,731
For more information about the disaggregation of the Company’s revenue by contract type and customer type for each reportable segment, refer to Note 3 – Revenue from Contracts with Customers.
Revenues from a single customer accounted for approximately 17.2% and 17.9% of total operating revenues for the three and nine months ended September 30, 2026, respectively, which was included in the E&M segment. Revenues from a single customer accounted for approximately 17.4% and 16.1% of total operating revenues for the three and nine months ended September 30, 2025, respectively, which was included in the E&M segment.
At a segment level, revenues from a single E&M customer accounted for approximately 12.1% and 21.9% of total E&M segment revenues for the three and nine months ended September 30, 2026, respectively. Revenues from two separate E&M customers accounted for approximately 22.3% and 10.8% of total E&M segment revenues for the three months ended September 30, 2025, respectively, and for approximately 20.7% and 11.2% of total E&M segment revenues for the nine months ended September 30, 2025, respectively.
As for T&D, revenues from a single T&D customer accounted for approximately 17.6% and 15.6% of total T&D segment revenues for the three and nine months ended September 30, 2026, respectively. Revenues from a single T&D customer accounted for approximately 15.7% and 16.9% of total T&D segment revenues for the three and nine months ended September 30, 2025, respectively.
Trade receivables from a single customer accounted for approximately 14.1% of total trade receivables as of September 30, 2026, which was included in the E&M segment. Trade receivables from a single customer accounted for approximately 16.3% of total trade receivables as of December 31, 2025, which was included in the E&M segment.
At a segment level, trade receivables from a single E&M customer accounted for approximately 16.5% of total E&M segment trade receivables as of September 30, 2026. Trade receivables from a single E&M customer accounted for approximately 19.9% of total E&M segment trade receivables as of December 31, 2025.
As for T&D, trade receivables from a single T&D customer accounted for approximately 10.1% of total T&D segment trade receivables as of September 30, 2026. No single T&D customer accounted for more than 10.0% of total T&D segment trade receivables as of December 31, 2025.
Note 14 – Commitments, Contingencies and Guarantees
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

Litigation
As of September 30, 2026 and December 31, 2025, the Company had $16.6 million and $2.0 million, respectively, of litigation-related contingent liabilities, which had not been discounted and were included in either Other accrued liabilities or Other noncurrent liabilities on the unaudited condensed consolidated balance sheets. For such cases where the Company determined that the outcome of the outstanding litigation cases will be covered by the Company’s insurance carriers, any amounts due related to the litigation will be paid directly or reimbursed by the Company’s insurance carriers. The Company’s litigation-related contingent liabilities were materially covered after insurance claim receivables as of both September 30, 2026 and December 31, 2025.
The increase in litigation-related contingent liabilities from December 31, 2025, was primarily attributable to the resolution of a single matter arising from the Company’s contractual indemnity obligations. Substantially all of the settlement amount was reimbursed by an excess insurance carrier in October 2026, with the remaining portion covered by amounts previously accrued under the Company’s captive insurance program.
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
Guarantees
In the normal course of business, the Company has surety bonds related to construction contracts of its subsidiaries. These bonds relate to certain public and private sector contracts to secure contractual performance, including completion of agreed upon contract terms, timing and price, payments to subcontractors and suppliers, and protection for customers from fraudulent practices. In the event a subsidiary of the Company does not fulfill a bonded obligation, the Company would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds are expected to expire within the next 12 months; however, the Company likely will continue to enter into surety bonds for its subsidiaries in the future. As of September 30, 2026 and December 31, 2025, the potential maximum payment amounts the Company would be required to make under the outstanding surety bonds were approximately $986.0 million and $767.7 million, respectively, which were not reflected on the unaudited condensed consolidated balance sheets.
As of both September 30, 2026 and December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit that were included in the outstanding surety bonds balance.
The Company has outstanding guarantees to third parties for the guarantees of job performance and/or leasing activity of certain subsidiaries of the Company. The job performance guarantees are related to contracts for contracting services. As of September 30, 2026 and December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $1.00 billion and $641.1 million, respectively. The scheduled expiration of the maximum amounts guaranteed aggregate to $274.3 million for the remainder of 2026, $579.4 million in 2027, $67.7 million in 2028, $10.3 million in 2029, $10.2 million in 2030 and $60.1 million thereafter. There were no amounts outstanding under the previously mentioned guarantees and the maximum amounts guaranteed were not reflected on the unaudited condensed consolidated balance sheets. However, in the event of default under these guarantee obligations, the Company would be required to make payments to satisfy its guarantees.
In addition to the above guarantees, there were $2.2 million of outstanding standby letters of credit for certain guarantees to third parties under our revolving credit commitments as of both September 30, 2026 and December 31, 2025. In the event of default under these letter-of-credit obligations, the Company would be obligated for reimbursement of payments made under the letters of credit. For more information on the letters of credit under our revolving credit commitments, refer to Note 7 – Debt.

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
The Company incurred $1.2 million of TSA expenses related to services from MDU Resources for the nine months ended September 30, 2026, and $1.1 million and $3.7 million for the three and nine months ended September 30, 2025, respectively. The TSA expenses were reflected in Selling, general and administrative expenses on the unaudited condensed consolidated statements of income. During the second quarter of 2025, the Company deemed $0.5 million of expenses that were previously recognized as TSA expenses in the first quarter of 2025 to be recurring in nature and thus, not TSA expenses and have been excluded from the year-to-date disclosed amount above.
The Company did not provide any services to MDU Resources for the three and nine months ended September 30, 2026, and received an immaterial amount for its services to MDU Resources for the three and nine months ended September 30, 2025, respectively, which was reflected in Other income, net on the unaudited condensed consolidated statements of income.

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
Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in the following and elsewhere in this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Refer to the section titled “Item 1A. Risk Factors” in this Quarterly Report, as well as in our 2025 Annual Report on Form 10-K (“2025 Annual Report”) for more information concerning our risk factors. References to the “Company,” “Everus,” “we,” “us,” and “our” refer to Everus Construction Group, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements we make are based on reasonable assumptions as of the date they are made, we can give no assurance that the expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under “Item 1A. Risk Factors” in this Quarterly Report and in our 2025 Annual Report.
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
Overview
We are a leading construction solutions provider offering specialty contracting services to a diverse set of end markets, which are provided to commercial, industrial, institutional, renewables, service, transportation, utility and other customers. We operate throughout most of the United States and in parts of Canada through two reportable, operating segments:
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
We focus on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth we have experienced in recent years is due in part to the project awards in the end markets and submarkets served and the ability to support national customers in most of the regions in which we operate. Our strong presence in the Western, Midwestern and Eastern regions of the United States has driven opportunities in data center, high tech, hospitality and utilities work, while customer expansion nationwide continues to extend our reach through partnerships through our 17 wholly owned operating companies, including SE&M and Epsilon, which were acquired during the nine months ended September 30, 2026, expanding our geographic footprint in the Northeast and Southeast regions of the United States and Canada.
In particular, we currently generate a significant portion of our revenues from data center and other similar high tech and advanced technology contracts and our revenue mix has changed significantly in the last couple of years. Demand in these markets may fluctuate based on customer procurement and deployment schedules, information technology spending, timing of hyperscale infrastructure investments, timing of new technology deployments, budgets and pace of their AI-related infrastructure investments, timing of our customers’ monetization of AI investments, or customer access to capital. We have not experienced, but may in the future be, adversely affected by reduced, delayed, loss of or canceled projects by one or more of them, including large hyperscale data center companies.
The regulatory and legislative landscape surrounding data center development is evolving rapidly, and we are monitoring increased scrutiny and potential regulation in the near and long term. Any such developments could potentially result in adverse effects on our operations, financial condition, cash flows and stock price in ways that are difficult to predict.
While we believe there is still strong demand for these types of projects in the foreseeable future, we cannot guarantee that will be the case. The loss of, or reduction in business from, these types of contracts could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. For more information on the associated risks, see the discussion under “Item 1A. Risk Factors” in our 2025 Annual Report.
Economic and Industry Factors Impacting Our Business
We have experienced increased insurance costs and anticipate continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for auto and wildfire risks. We experienced these aforementioned impacts with coverage for our insurance lines on a standalone basis following the Separation and again saw increases in insurance costs during our latest renewal cycle, partially due to our continued revenue and operational growth during 2026 at the time of renewal. However, we are continuing to formulate strategies to minimize these costs and/or ensuring these costs are built into our bidding opportunities going forward.
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

Consolidated Results of Operations
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Three months ended September 30,
	2026	% of revenues	2025	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$1,384.2	100.0%	$986.8	100.0%	40.3%
Cost of sales	1,179.2	85.2	862.6	87.4	36.7
Gross profit	205.0	14.8	124.2	12.6	65.1
Selling, general and administrative expenses	80.7	5.9	51.8	5.3	55.8
Increase in fair value of contingent consideration	1.9	0.1	—	—	NM
Operating income	122.4	8.8	72.4	7.3	69.1
Interest income	2.2	0.2	1.3	0.1	69.2
Interest expense	6.1	0.4	5.4	0.5	13.0
Other income, net	0.2	—	3.7	0.4	(94.6)
Income before income taxes and income from equity method investments	118.7	8.6	72.0	7.3	64.9
Income taxes	29.4	2.2	20.6	2.1	42.7
Income from equity method investments	2.6	0.2	5.6	0.6	(53.6)
Net income	$91.9	6.6%	$57.0	5.8%	61.2%
NM - Not Meaningful
Operating Revenues
Operating revenues for the three months ended September 30, 2026, were $1.38 billion, an increase of $397.4 million, or 40.3%, from $986.8 million for the three months ended September 30, 2025. E&M revenues rose $368.4 million, or 48.0%, including 2026 completed acquisitions contributing $43.7 million. T&D revenues increased $32.2 million, or 14.4%. See Segment Results of Operations–Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025 for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted revenues and accounted for approximately 6.0% of revenues for the three months ended September 30, 2026, compared to 5.2% of revenues for the three months ended September 30, 2025.
For the three months ended September 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 7.8% of revenues, compared to 7.1% of revenues for the three months ended September 30, 2025. Favorable impacts to revenues were primarily due to labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. As part of the favorable changes in estimates, we recognized a $7.6 million net benefit from a resolution on prior billings from a customer. However, these changes in estimates unfavorably accounted for approximately 1.8% of revenues for the three months ended September 30, 2026, compared to 1.9% of revenues for the three months ended September 30, 2025. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.
Cost of Sales
Cost of sales for the three months ended September 30, 2026, was $1.18 billion, an increase of $316.6 million, or 36.7%, from $862.6 million for the three months ended September 30, 2025. This increase primarily related to higher E&M and T&D operating costs due to increased workloads and changes in project mix, partially offset by efficient project execution. Labor, materials, subcontractors, and equipment and tools costs increased $143.4 million, $71.4 million, $47.7 million and $38.0 million, respectively, along with higher other job expenses of $16.1 million.

Gross Profit
Gross profit for the three months ended September 30, 2026, was $205.0 million, an increase of $80.8 million, or 65.1%, from $124.2 million for the three months ended September 30, 2025. The increase was primarily from revenue growth and gross margin improvement due to increased workloads, solid project execution and project timing. As mentioned above, we recognized a $7.6 million net benefit related to a dispute resolution on prior billings from a customer. Gross margin increased to 14.8% for the three months ended September 30, 2026, compared to 12.6% for the three months ended September 30, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2026, were $80.7 million, an increase of $28.9 million, or 55.8%, from $51.8 million for the three months ended September 30, 2025. The increase was primarily driven by higher incentive compensation of $13.4 million, primarily resulting from increased business performance, acquisition-related costs of $6.7 million in the current period, and higher amortization expenses of $5.7 million from the 2026 completed acquisitions.
Increase in Fair Value of Contingent Consideration
The increase in fair value of contingent consideration for the three months ended September 30, 2026, was $1.9 million. The contingent consideration liability relates to the potential SE&M earn-out payment and is remeasured to fair value at each reporting date. The increase was due to an updated forecast and expected achievement of the financial earn-out target, along with the time value of money. As no contingent consideration arrangements existed during 2025, no corresponding expense was recognized in the prior-year period.
Operating Income
Operating income for the three months ended September 30, 2026, was $122.4 million, an increase of $50.0 million, or 69.1%, from $72.4 million for the three months ended September 30, 2025. The increase was primarily driven by increased gross profit, partially offset by increased SG&A expenses, both of which are discussed above. Operating income margin increased to 8.8% for the three months ended September 30, 2026, compared to 7.3% for the three months ended September 30, 2025. See Segment Results of Operations–Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025 for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
Interest income for the three months ended September 30, 2026 was $2.2 million, an increase of $0.9 million, or 69.2%, from $1.3 million for the three months ended September 30, 2025. The increase was primarily driven by increased interest income of $0.8 million from our central cash management program, including daily cash sweep and money market deposit account programs, as well as increased interest income of $0.1 million from our captive insurance arrangement.
Interest Expense
Interest expense for the three months ended September 30, 2026, was $6.1 million, an increase of $0.7 million, or 13.0%, from $5.4 million for the three months ended September 30, 2025. The increase is primarily related to higher debt balances under the 2026 Refinancing Term Loan and 2026 Refinancing Revolving Credit Commitments (defined below), partially offset by reduced borrowings under the Original Term Loan (defined below) for the first two months of the current quarter before refinancing and lower average interest rates during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Other Income, Net
Other income, net for the three months ended September 30, 2026, was $0.2 million, a decrease of $3.5 million, or 94.6%, from $3.7 million for the three months ended September 30, 2025. Other income, net decreased primarily due to higher miscellaneous income activities in 2025, including settlements, as well as $0.8 million of foreign currency transaction losses in 2026. There was no activity in 2025 related to foreign currency transaction gains or losses.

Income Taxes
Income taxes for the three months ended September 30, 2026, were $29.4 million, an increase of $8.8 million, or 42.7%, from $20.6 million for the three months ended September 30, 2025, primarily due to greater pretax income for the period, partially offset by a decrease in the effective tax rate for the current period. The effective tax rate was 24.2% for the three months ended September 30, 2026, compared to 26.6% for the three months ended September 30, 2025.
Income from Equity Method Investments
Income from equity method investments for the three months ended September 30, 2026, was $2.6 million, a decrease of $3.0 million, or 53.6%, from $5.6 million for the three months ended September 30, 2025. This decrease primarily related to certain joint venture project completions in 2025, resulting in decreased activity on joint ventures during the current period.
Net Income
Net income for the three months ended September 30, 2026, was $91.9 million, an increase of $34.9 million, or 61.2%, from $57.0 million for the three months ended September 30, 2025. The increase was primarily from increased gross profit, partially offset by higher SG&A expenses, higher income taxes on greater pretax income, and lower other income. Net income margin increased to 6.6% for the three months ended September 30, 2026, compared to 5.8% for the three months ended September 30, 2025.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
The following table sets forth our consolidated selected statements of income data, with percentages of operating revenues for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Nine months ended September 30,
	2026	% of revenues	2025	% of revenues	% change
	(In millions, except percentages)
Operating revenues	$3,652.7	100.0%	$2,734.9	100.0%	33.6%
Cost of sales	3,134.1	85.8	2,398.3	87.7	30.7
Gross profit	518.6	14.2	336.6	12.3	54.1
Selling, general and administrative expenses	204.8	5.6	140.7	5.1	45.6
Increase in fair value of contingent consideration	1.9	0.1	—	—	NM
Operating income	311.9	8.5	195.9	7.2	59.2
Interest income	5.9	0.2	2.8	0.1	NM
Interest expense	15.4	0.5	16.4	0.6	(6.1)
Other income, net	2.2	0.1	6.2	0.2	(64.5)
Income before income taxes and income from equity method investments	304.6	8.3	188.5	6.9	61.6
Income taxes	79.0	2.1	53.6	1.9	47.4
Income from equity method investments	8.5	0.2	11.6	0.4	(26.7)
Net income	$234.1	6.4%	$146.5	5.4%	59.8%
NM - Not Meaningful
Operating Revenues
Operating revenues for the nine months ended September 30, 2026, were $3.65 billion, an increase of $917.8 million, or 33.6%, from $2.73 billion for the nine months ended September 30, 2025. E&M revenues grew $852.1 million, or 40.0%, including 2026 completed acquisitions contributing $77.1 million. T&D revenues increased $66.6 million, or 10.7%. See “Segment Results of Operations–Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025” for further comparative analysis of segment revenues for the periods indicated.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted revenues and accounted for approximately 4.6% of revenues for the nine months ended September 30, 2026, compared to 3.7% of revenues for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 5.3% of revenues, compared to 4.6% of revenues for the nine months ended September 30, 2025. Favorable impacts to revenues were primarily due to labor efficiencies and favorable impacts from projected cost changes, including material costs, project risk mitigation and change orders. As part of the favorable changes in estimates during the current period, we recognized a $7.6 million net benefit from a resolution on prior billings from a customer. However, these changes in estimates unfavorably accounted for approximately 0.7% of revenues for the nine months ended September 30, 2026, compared to 0.9% of revenues for the nine months ended September 30, 2025. Unfavorable impacts to revenues were primarily due to labor inefficiencies related to sequencing on projects and unfavorable impacts from project delays and cost overruns.
Cost of Sales
Cost of sales for the nine months ended September 30, 2026, was $3.13 billion, an increase of $735.8 million, or 30.7%, from $2.40 billion for the nine months ended September 30, 2025. This increase primarily related to higher E&M and T&D operating costs due to increased workloads and changes in project mix, partially offset by efficient project execution. Labor, materials, subcontractors, and equipment and tools costs increased $306.6 million, $173.7 million, $138.1 million, and $74.0 million, respectively, along with higher other job expenses of $43.4 million.
Gross Profit
Gross profit for the nine months ended September 30, 2026, was $518.6 million, an increase of $182.0 million, or 54.1%, from $336.6 million for the nine months ended September 30, 2025. The increase was primarily due to continued revenue growth and gross margin improvement due to increased workloads, solid project execution and project timing. As mentioned above, we recognized a $7.6 million net benefit related to a dispute resolution on prior billings from a customer. Gross margin increased to 14.2% for the nine months ended September 30, 2026, compared to 12.3% for the nine months ended September 30, 2025.
Selling, General and Administrative Expenses
SG&A expenses for the nine months ended September 30, 2026, were $204.8 million, an increase of $64.1 million, or 45.6%, from $140.7 million for the nine months ended September 30, 2025. The increase was driven primarily by higher incentive compensation of $28.2 million, primarily resulting from increased business performance, acquisition-related costs of $10.2 million in the current period, higher amortization expenses of $8.9 million from the 2026 completed acquisitions, and increased labor costs, excluding incentive compensation, of $8.4 million to support continued operational growth.
Increase in Fair Value of Contingent Consideration
The increase in fair value of contingent consideration for the nine months ended September 30, 2026, was $1.9 million. The contingent consideration liability relates to the potential SE&M earn-out payment and is remeasured to fair value at each reporting date. The increase was due to an updated forecast and expected achievement of the financial earn-out target, along with the time value of money. As no contingent consideration arrangements existed during 2025, no corresponding expense was recognized in the prior-year period.
Operating Income
Operating income for the nine months ended September 30, 2026 was $311.9 million, an increase of $116.0 million, or 59.2%, from $195.9 million for the nine months ended September 30, 2025. The increase was primarily driven by increased gross profit, partially offset by increased SG&A expenses, both of which are discussed above. Operating income margin increased to 8.5% for the nine months ended September 30, 2026, compared to 7.2% for the nine months ended September 30, 2025. See “Segment Results of Operations–Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025” for further comparative analysis of segment operating income and “Corporate and Other” category operating income for the periods indicated.
Interest Income
Interest income for the nine months ended September 30, 2026 was $5.9 million, an increase of $3.1 million, from $2.8 million for the nine months ended September 30, 2025. The increase was primarily driven by increased interest income of $2.9 million from our central cash management program, including daily cash sweep and money market deposit account programs, as well as increased interest income of $0.2 million from our captive insurance arrangement.

Interest Expense
Interest expense for the nine months ended September 30, 2026, was $15.4 million, a decrease of $1.0 million, or 6.1%, from $16.4 million for the nine months ended September 30, 2025. The decrease during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, is primarily related to reduced borrowings under the Original Term Loan (defined below) for approximately eight months of the current-year period, and average lower interest rates, partially offset by September borrowings under the 2026 Refinancing Term Loan and 2026 Refinancing Revolving Credit Commitments (defined below).
Other Income, Net
Other income, net for the nine months ended September 30, 2026, was $2.2 million, a decrease of $4.0 million, or 64.5%, from $6.2 million for the nine months ended September 30, 2025. Other income, net decreased primarily due to higher miscellaneous income activities in 2025, including settlements, as well as $0.8 million of foreign currency transaction losses in 2026. There was no activity in 2025 related to foreign currency transaction gains or losses.
Income Taxes
Income taxes for the nine months ended September 30, 2026, were $79.0 million, an increase of $25.4 million, or 47.4%, from $53.6 million for the nine months ended September 30, 2025, primarily due to greater pretax income for the period, partially offset by a decrease in the effective tax rate for the current period. The effective tax rate was 25.2% for the nine months ended September 30, 2026, compared to 26.8% for the nine months ended September 30, 2025.
Income from Equity Method Investments
Income from equity method investments for the nine months ended September 30, 2026, was $8.5 million, a decrease of $3.1 million, or 26.7%, from $11.6 million for the nine months ended September 30, 2025. This decrease primarily related to certain joint venture project completions in 2025, resulting in decreased activity on joint ventures during the current period.
Net Income
Net income for the nine months ended September 30, 2026, was $234.1 million, an increase of $87.6 million, or 59.8%, from $146.5 million for the nine months ended September 30, 2025. The increase was primarily from increased gross profit, partially offset by higher SG&A expenses and higher income taxes on greater pretax income. Net income margin increased to 6.4% for the nine months ended September 30, 2026, compared to 5.4% for the nine months ended September 30, 2025.

Segment Results of Operations
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
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

	Three months ended September 30,
	2026	% of revenues	2025	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$1,135.7	82.0%	$767.3	77.8%	48.0%
T&D	255.6	18.5	223.4	22.6	14.4
Eliminations	(7.1)	(0.5)	(3.9)	(0.4)	82.1
Consolidated revenues	$1,384.2	100.0%	$986.8	100.0%	40.3%

Operating income:
E&M	$109.1	9.6%	$57.0	7.4%	91.4%
T&D	30.9	12.1	27.5	12.3	12.4
Corporate and Other[1]	(17.6)	(1.3)	(12.1)	(1.2)	(45.5)
Consolidated operating income	$122.4	8.8%	$72.4	7.3%	69.1%
1.Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the periods indicated.
Operating Revenues
E&M
E&M segment revenues for the three months ended September 30, 2026, were $1.14 billion, an increase of $368.4 million, or 48.0%, from $767.3 million for the three months ended September 30, 2025. The increase in revenues was primarily driven by higher revenues in the commercial and industrial end markets, particularly continued growth in the data center and high-tech submarkets, partially offset by lower revenues in the renewables end market. For the three months ended September 30, 2026, 2026 completed acquisitions contributed $43.7 million to E&M segment revenues.
•Commercial revenues grew $290.7 million, primarily from higher data center and hospitality submarket activity due to increased workloads from continued increased demand for services.
•Industrial revenues increased $98.7 million, primarily due to increased activity in the high tech and manufacturing submarkets.
•Institutional revenues declined $3.8 million, primarily from lower project activity in the education submarket due to project timing and decreased demand for services, partially offset by increased activity in the healthcare and low voltage submarkets.
•Service & other revenues declined $5.3 million, as a result of lower repair and maintenance demand.
•Renewables revenues declined $11.9 million, reflecting decreased activity in the generation and commercial submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted E&M revenues and accounted for approximately 5.3% of E&M revenues for the three months ended September 30, 2026, compared to 3.8% of E&M revenues for the three months ended September 30, 2025.

For the three months ended September 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 5.7% of E&M revenues, compared to 5.0% of E&M revenues for the three months ended September 30, 2025. However, these changes in estimates unfavorably accounted for approximately 0.4% of E&M revenues for the three months ended September 30, 2026, compared to 1.2% of E&M revenues for the three months ended September 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D
T&D segment revenues for the three months ended September 30, 2026, were $255.6 million, an increase of $32.2 million, or 14.4%, from $223.4 million for the three months ended September 30, 2025. The increase was driven by higher utility end-market revenues, partially offset by lower workloads in the transportation end market.
•Utility revenues increased $41.4 million, primarily from increased project activity across several submarkets, particularly transmission, distribution, underground, and rentals.
•Transportation revenues declined $9.2 million, with reduced project activity in the traffic signalization submarket, partially offset by marginal increase in street lighting submarket activity.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied prior to the previous year end positively net impacted T&D revenues and accounted for approximately 1.6% of T&D revenues for the three months ended September 30, 2026, compared to 1.4% of T&D revenues for the three months ended September 30, 2025.
For the three months ended September 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 3.4% of T&D revenues, compared to 2.0% of T&D revenues for the three months ended September 30, 2025. However, these changes in estimates unfavorably accounted for approximately 1.8% of T&D revenues for the three months ended September 30, 2026, compared to 0.6% of T&D revenues for the three months ended September 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the three months ended September 30, 2026, was $109.1 million, an increase of $52.1 million, or 91.4%, from $57.0 million for the three months ended September 30, 2025. The increase was primarily from E&M segment revenue growth and higher gross profit across commercial and institutional end markets, due to increased workloads, project timing and project execution. E&M gross margin increased to 14.3% for the three months ended September 30, 2026, compared to 11.2% for the three months ended September 30, 2025.
Operating income was also impacted by higher SG&A expenses primarily from higher incentive compensation of $12.9 million, primarily resulting from increased segment performance, and higher amortization expenses of $5.7 million from 2026 completed acquisitions. Operating income margin for our E&M segment increased to 9.6% for the three months ended September 30, 2026 compared to 7.4% for the three months ended September 30, 2025.
T&D
T&D segment operating income for the three months ended September 30, 2026, was $30.9 million, an increase of $3.4 million, or 12.4%, from $27.5 million for the three months ended September 30, 2025. The increase was the result of higher gross profit in the utility end market from higher revenues and efficient project execution, partially offset by lower gross profit in the transportation end market caused by lower revenues and reduced gross margin. T&D gross margin decreased to 16.3% for the three months ended September 30, 2026, from 16.9% for the three months ended September 30, 2025.
SG&A expenses remained relatively consistent period over period, primarily from increased other general expenses of $0.5 million and professional-related services of $0.3 million, partially offset by decreased corporate overhead of $0.4 million. Operating income margin for our T&D segment modestly declined to 12.1% for the three months ended September 30, 2026, compared to 12.3% for the three months ended September 30, 2025.

Corporate and Other
The increase in Corporate and Other costs during the three months ended September 30, 2026 was primarily due to acquisition-related costs of $6.7 million and increased labor, including incentive compensation, of $1.5 million, partially offset by reduced corporate overhead of $1.2 million.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
The following table sets forth segment revenues, segment operating income and “Corporate and Other” category operating income for the periods indicated, with segment revenues compared to total consolidated revenues and operating income margins for the interim periods indicated, as well as the percentage change from the prior comparative interim period:

	Nine months ended September 30,
	2026	% of revenues	2025	% of revenues	% Change
	(In millions, except percentages)
Operating revenues:
E&M	$2,981.2	81.6%	$2,129.1	77.8%	40.0%
T&D	687.4	18.8	620.8	22.7	10.7
Eliminations	(15.9)	(0.4)	(15.0)	(0.5)	6.0
Consolidated revenues	$3,652.7	100.0%	$2,734.9	100.0%	33.6%

Operating income:
E&M	$280.2	9.4%	$160.5	7.5%	74.6%
T&D	77.0	11.2	65.7	10.6	17.2
Corporate and Other[1]	(45.3)	(1.2)	(30.3)	(1.1)	(49.5)
Consolidated operating income	$311.9	8.5%	$195.9	7.2%	59.2%
1.Corporate and Other operating income percentage of revenues was calculated by dividing Corporate and Other operating income by consolidated revenues for the periods indicated.
Operating Revenues
E&M
E&M segment revenues for the nine months ended September 30, 2026, were $2.98 billion, an increase of $852.1 million, or 40.0%, from $2.13 billion for the nine months ended September 30, 2025. The increase was primarily driven by higher revenues in the commercial and industrial end markets, particularly continued growth in the data center and high-tech submarkets, partially offset by decreased revenues in the institutional and renewables end markets. For the nine months ended September 30, 2026, 2026 completed acquisitions contributed $77.1 million to E&M segment revenues.
•Commercial revenues grew $771.6 million, primarily from higher data center and hospitality submarket activity due to increased workloads from continued increased demand for services.
•Industrial revenues increased $161.1 million, primarily from increased project activity in the high tech and manufacturing submarkets.
•Service & other revenues declined $3.6 million, due to decreased repair and maintenance demand.
•Renewables revenues declined $12.3 million, reflecting decreased project activity within the generation and commercial submarkets.
•Institutional revenues declined $64.8 million, primarily from lower project activity due to project timing and decreased demand for services in the education, government and healthcare submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted E&M revenues and accounted for approximately 5.3% of E&M revenues for the nine months ended September 30, 2026, compared to 3.0% of E&M revenues for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 5.7% of E&M revenues, compared to 3.7% of E&M revenues for the nine months ended September 30, 2025. However, these changes in estimates unfavorably accounted for approximately 0.4% of E&M revenues for the nine months ended September 30, 2026, compared to 0.7% of E&M revenues for the nine months ended September 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
T&D
T&D segment revenues for the nine months ended September 30, 2026, were $687.4 million, an increase of $66.6 million, or 10.7%, from $620.8 million for the nine months ended September 30, 2025. The increase was primarily driven by increased workloads in the utility end market, partially offset by reduced transportation end-market revenues.
•Utility revenues increased $80.7 million, primarily from increased project activity across many submarkets, particularly transmission, distribution, underground, rentals, storm and substation, partially offset by decreased submarket activity in the gas submarket due to the timing of project availability.
•Transportation revenues declined $14.0 million, reflecting lower workloads in the traffic signalization and street lighting submarkets.
Changes in estimates associated with performance obligations that were satisfied or partially satisfied in prior periods positively net impacted T&D revenues and accounted for approximately 1.6% of T&D revenues for the nine months ended September 30, 2026, compared to 0.8% of T&D revenues for the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, the changes in estimates mentioned above favorably accounted for approximately 3.4% of T&D revenues, compared to 1.0% of T&D revenues for the nine months ended September 30, 2025. However, these changes in estimates unfavorably accounted for approximately 1.8% of T&D revenues for the nine months ended September 30, 2026, compared to 0.2% of T&D revenues for the nine months ended September 30, 2025. The primary drivers of favorable and unfavorable impacts to revenues were previously mentioned in the consolidated results of operations sections above.
Operating Income
E&M
E&M segment operating income for the nine months ended September 30, 2026, was $280.2 million, an increase of $119.7 million, or 74.6%, from $160.5 million for the nine months ended September 30, 2025. The increase was primarily from E&M segment revenue growth and higher gross profit across multiple end markets, particularly commercial, institutional and industrial, due to due to increased workloads, project timing and project execution. As a result, gross margin improved to 13.7% for the nine months ended September 30, 2026, compared to 11.3% for the nine months ended September 30, 2025.
Operating income was also impacted by higher SG&A expenses, primarily from higher incentive compensation of $25.6 million, primarily resulting from increased segment performance, higher amortization expenses of $8.9 million from 2026 completed acquisitions, increased labor cost, excluding incentive compensation, of $3.9 million, to support continued segment operational growth and higher office expenses of $3.9 million. Operating income margin for our E&M segment increased to 9.4% for the nine months ended September 30, 2026, compared to 7.5% for the nine months ended September 30, 2025.
T&D
Operating income in the T&D segment for the nine months ended September 30, 2026, was $77.0 million, an increase of $11.3 million, or 17.2%, from $65.7 million for the nine months ended September 30, 2025. The increase was the result of higher gross profit due to T&D segment revenue growth and efficient project execution within the utility end market, with modest T&D gross margin improvement of 15.7% for the nine months ended September 30, 2026, compared to 15.4% for the nine months ended September 30, 2025.
SG&A expenses remained largely consistent period over period, primarily reflecting increased labor costs, excluding incentive compensation, of $0.8 million to support segment operational growth. Operating income margin for our T&D segment increased to 11.2% for the nine months ended September 30, 2026, compared to 10.6% for the nine months ended September 30, 2025.

Corporate and Other
The increase in Corporate and Other costs during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to acquisition-related costs of $10.2 million and increased labor cost, excluding incentive compensation, of $3.7 million, to support continued business growth, and higher incentive compensation of $2.6 million due to increased business performance.
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
Subject to the foregoing discussions, the following table provides estimated backlog as of the dates indicated and the amounts we reasonably estimate will be recognized within the next 12 months following September 30, 2026:

	Amounts estimated to be recognized within 12 months	September 30, 2026	December 31, 2025	September 30, 2025
	(In millions)
E&M	$4,135.6	$5,111.4	$2,843.8	$2,570.4
T&D	299.2	371.3	384.5	375.8
Total	$4,434.8	$5,482.7	$3,228.3	$2,946.2
Changes in backlog from period to period are primarily the result of fluctuations in the timing of contract awards and timing of revenue recognition of contracts, as well as additions from acquisitions. Businesses acquired during the nine months ended September 30, 2026 contributed estimated backlog of $742.3 million as of September 30, 2026, included within the E&M segment detail above.
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
The following table reconciles net income to EBITDA and provides the calculation of EBITDA margin.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions, except percentages)
Net income	$91.9	$57.0	61.2%	$234.1	$146.5	59.8%
Interest expense, net	3.9	4.1	(4.9)	9.5	13.6	(30.1)
Income taxes	29.3	20.6	42.2%	79.0	53.6	47.4%
Depreciation and amortization	15.1	7.3	NM	35.1	21.3	64.8%
EBITDA	$140.2	$89.0	57.5%	$357.7	$235.0	52.2%

Operating revenues	$1,384.2	$986.8	40.3%	$3,652.7	$2,734.9	33.6%
Net income margin	6.6%	5.8%		6.4%	5.4%
EBITDA margin	10.1%	9.0%		9.8%	8.6%
NM - Not Meaningful
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
Free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures.
The following table provides reconciliations of cash provided by operating activities to free cash flow.

	Nine months ended September 30,
	2026	2025
	(In millions)
Net cash used in investing activities	$(429.5)	$(33.6)
Net cash provided by (used in) financing activities	$257.2	$(11.8)

Net cash provided by operating activities	$267.3	$108.6
Capital expenditures	(53.4)	(42.1)
Net proceeds from sale or disposition of property, plant and equipment	7.3	8.3
Free cash flow	$221.2	$74.8

Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, we had $264.2 million and $170.5 million of cash, cash equivalents and restricted cash, respectively, including $19.4 million and $17.8 million of restricted cash largely held by the Captive Cell, respectively.
On April 1, 2026, we completed the acquisition of SE&M for initial base consideration of $158 million, subject to certain closing adjustments, funded by cash on hand.
On September 1, 2026, we completed the acquisition of Epsilon for initial base consideration of $295 million, subject to certain closing adjustments, funded through a combination of borrowings under the Credit Agreement (defined below) and cash on hand.
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
On October 31, 2024, we entered into a five-year senior secured credit agreement (the “Original Credit Agreement”), whereby we had the capacity to incur indebtedness of up to $525.0 million, which consisted of a $300.0 million senior secured first lien term loan (“Original Term Loan”), in aggregate principal amount, and a $225.0 million revolving credit facility containing senior secured first lien revolving credit commitments (“Original Revolving Credit Commitments”). The Original Revolving Credit Commitments included a letter-of-credit sublimit aggregate amount of up to $50.0 million.
On September 1, 2026, we entered into a First Amendment (the “First Amendment”) to the Original Credit Agreement (together with the First Amendment, the "Credit Agreement"). Pursuant to the First Amendment, the Original Credit Agreement was amended to, among other things, (a) refinance the Original Term Loan outstanding, together with interest, under the Original Credit Agreement in full; (b) increase the Original Term Loan outstanding by an aggregate principal amount of $200.0 million for a total aggregate principal amount of $477.5 million (the "2026 Refinancing Term Loan"); (c) refinance the Original Revolving Credit Commitments outstanding under the Original Credit Agreement in full; and (d) increase the Original Revolving Credit Commitments by an additional $125.0 million for a total aggregate commitment of $350.0 million (the "2026 Refinancing Revolving Credit Commitments"). Any outstanding portion of the $50.0 million aggregate letter-of-credit sublimit under the Original Revolving Credit Commitments will be deemed outstanding under the 2026 Refinancing Revolving Credit Commitments.
The proceeds from the 2026 Refinancing Term Loan were made available to us, (a) to refinance the Original Term Loan, (b) to fund the Epsilon acquisition, (c) to pay fees and expenses related thereto and (d) for working capital and other general corporate purposes.
In connection with the First Amendment, we repaid and immediately re-borrowed the outstanding term loan amount of $277.5 million as part of the refinance and also drew $100.0 million under the 2026 Refinancing Revolving Credit Commitments, which was still outstanding as of September 30, 2026.
The proceeds of any borrowings under the 2026 Refinancing Credit Commitments are expected to be used by us for general corporate purposes, including the Epsilon acquisition, acquisitions, restricted payments and other permitted investments, and/or for other purpose not prohibited by the Credit Agreement.
In connection with the First Amendment, the Company paid certain customary fees.
As a result of the Credit Agreement activity disclosed above, we had $471.5 million outstanding under the 2026 Refinancing Term Loan and $247.8 million of available capacity under the 2026 Refinancing Revolving Credit Commitments, net of $100.0 million of outstanding commitments and $2.2 million of outstanding standby letters of credit, respectively, as of September 30, 2026.

As of December 31, 2025, we had $285.0 million outstanding under the Original Term Loan and $222.8 million of available capacity under the Original Revolving Credit Commitments, net of $2.2 million of outstanding standby letters of credit.
The term loan (including original and refinancing) and the revolving credit commitments (including original and refinancing) both bear interest at an annual rate equal to adjusted term Secured Overnight Financing Rate, defined in a customary manner (“Term SOFR”) plus an applicable rate.
The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated total net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, each determined as of the end of each fiscal quarter. Per the Credit Agreement, consolidated total net leverage ratio is defined as the ratio of (a) consolidated funded indebtedness of the Company to (b) last twelve months (“LTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest coverage ratio is defined as the ratio of (a) LTM EBITDA to (b) consolidated cash interest expense of the Company. The consolidated total net leverage ratio may be increased at the Company’s option to 3.50 to 1.00 in connection with certain qualifying material acquisitions. The covenants also include restrictions on the sale of certain assets, loans and investments.
The Original Term Loan required quarterly amortization payments of 1.25% of the aggregate initial principal amount of the Original Term Loan on the last business day of each fiscal quarter starting with the fiscal quarter ending on March 31, 2025 and through and including the last full fiscal quarter ending prior to the maturity date, or 5.00% per annum.
The 2026 Refinancing Term Loan requires quarterly amortization payments of 1.25% of the aggregate initial principal amount of the 2026 Refinancing Term Loan on the last business day of each fiscal quarter starting with the fiscal quarter ending on September 30, 2026 and through and including the last full fiscal quarter ending prior to the maturity date, or 5.00% per annum.
For the nine months ended September 30, 2026 and 2025, we paid our required quarterly amortization payments under the Original Term Loan and the 2026 Refinancing Term Loan totaling $13.5 million and $11.3 million, respectively.
We also paid $10.9 million and $14.5 million of associated interest on outstanding borrowings under the Original Term Loan and the 2026 Refinancing Term Loan for the nine months ended September 30, 2026 and 2025, respectively.
The Credit Agreement also requires mandatory prepayments in connection with certain asset sales, subject to certain exceptions.
The Credit Agreement provides for incremental revolving and term facilities at our request and at the discretion of the lenders or other persons providing such incremental facilities, and also permits us to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount of such incremental facility or other debt as specified in the Credit Agreement.
The Credit Agreement contains certain limitations with respect to indebtedness, liens, acquisitions and other investments, fundamental changes, restrictive agreements, dividends and redemptions or repurchases of stock, prepayments of certain subordinated indebtedness, dispositions of assets and transactions with affiliates, in each case subject to certain exceptions.
In order to borrow under the debt instruments, we must be in compliance with the applicable covenants and certain other conditions, all of which we were in compliance with as of September 30, 2026. Non-compliance with applicable covenants or conditions may constitute an event of default under the Credit Agreement. Subject to any applicable cure periods, failure to remedy such a default may require us to pursue alternative sources of funding. For additional information on our debt arrangements, refer to Note 7 – Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Working Capital
Working capital, defined as current assets minus current liabilities, was $612.3 million and $560.2 million as of September 30, 2026 and December 31, 2025, respectively. Our working capital requirements may increase when we commence multiple projects or particularly large projects because labor, subcontractor, inventory and certain other costs typically become payable before the receivables resulting from work performed are collected. Working capital may also increase when we incur costs for work that is the subject of unpaid retainage, change orders and claims. Acquisitions and credit/financing arrangements have and may in the future impact working capital.

The typical payment billing terms are due within 30 days but may differ depending on contract terms. Retention on receivables can impact the cash collection cycle beyond expenses incurred. The timing of billings and project completions can contribute to changes in unbilled revenue. As of September 30, 2026, we expect that substantially all unbilled receivables will be billed to customers in the normal course of business within the next 12 months.
Capital Expenditures
Our cash capital expenditures for the nine months ended September 30, 2026, were $53.4 million, or $46.1 million net of proceeds from asset disposals, compared to $42.1 million, or $33.8 million net of proceeds from asset disposals, for the nine months ended September 30, 2025. Capital expenditures were primarily used for vehicle, equipment and building investments to support the operational growth of our business. For the nine months ended September 30, 2026 and 2025, capital expenditures were funded by internal sources and borrowings under our credit and financing arrangements.
We expect capital expenditures and commitments for equipment purchase, lease and rental arrangements to be necessary for the foreseeable future in order to meet anticipated demand for our services. As of September 30, 2026, we still expect gross capital expenditures for full-year 2026 to be in the range of $90.0 million to $100.0 million. Actual capital expenditures may increase or decrease depending upon business activity levels, as well as ongoing assessments of equipment leasing versus purchasing decisions based on short- and long-term equipment requirements. We continuously monitor our capital expenditures for project delays and changes in economic viability and adjust, as necessary. We anticipate that the combination of cash on hand, cash flows from operations, credit facilities and issuances of debt and equity securities, if necessary, will provide sufficient funding to enable us to meet the needs of future capital expenditures.
We also continue to evaluate the potential for future acquisitions and other growth opportunities that would be incremental to our capital program; however, they are dependent on the availability of opportunities and, as a result, capital expenditures may vary significantly from the estimated range provided.
Cash Flows
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

Nine months ended September 30,	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$267.3	$108.6
Investing activities	(429.5)	(33.6)
Financing activities	257.2	(11.8)
Effect of foreign currency translation adjustments on cash, cash equivalents, and restricted cash	(1.3)	—
Increase in cash, cash equivalents and restricted cash	93.7	63.2
Cash, cash equivalents and restricted cash - beginning of period	170.5	86.0
Cash, cash equivalents and restricted cash - end of period	$264.2	$149.2
Operating Activities
Cash provided by operating activities totaled $267.3 million for the nine months ended September 30, 2026, compared to $108.6 million for the nine months ended September 30, 2025, an increase of $158.7 million. The increase in cash provided by operating activities was primarily driven by favorable changes in operating assets and liabilities to support company growth and performance, including revenue growth, and increased operating results.
These changes in operating assets and liabilities drove an increase in cash period-over-period with a use of cash of $16.1 million for the nine months ended September 30, 2026, compared to a use of cash of $59.6 million for the nine months ended September 30, 2025. The changes in operating assets and liabilities period-over-period were primarily related to increases in cash from changes in contract liabilities, contract assets and other current liabilities of $78.7 million, $42.9 million and $33.9 million, respectively, partially offset by decreases in cash from changes in receivables and accounts payable of $97.4 million and $19.7 million, respectively.

Investing Activities
Cash used in investing activities totaled $429.5 million for the nine months ended September 30, 2026, compared to $33.6 million for the nine months ended September 30, 2025, an increase of $395.9 million in cash used in investing. The increase in cash used in investing activities was primarily due to net cash outflows related to acquisitions of $380.5 million during the nine months ended September 30, 2026, higher net capital expenditures of $11.3 million, and proceeds from insurance contracts of $2.2 million during the nine months ended September 30, 2025, which did not recur in 2026.
Financing Activities
Cash provided by financing activities totaled $257.2 million for the nine months ended September 30, 2026, compared to cash used in financing activities of $11.8 million for the nine months ended September 30, 2025, an increase in cash for financing activities of $269.0 million. The increase in cash for financing activities was primarily the result of the First Amendment to the Credit Agreement entered into in the third quarter of 2026, whereby we refinanced the term loan debt and increased the amount outstanding by $200.0 million. In addition, we borrowed $100.0 million under the revolving credit commitments during 2026, with no such activity occurring in 2025. These increases in cash were partially offset by a $22.3 million repayment of long-term debt that was assumed through acquisition and and increase of $2.2 million in quarterly amortization payments on the term loan.
Material Cash Requirements
As of September 30, 2026, the Company’s material cash requirements were as follows:

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
	(In millions)
Long-term debt maturities[1]	$6.0	$23.9	$23.9	$417.7	$—	$—	$—	$471.5
Estimated fixed-maturity interest payments[2]	6.6	25.5	25.2	19.1	—	—	—	76.4
Operating leases	$11.7	$38.1	$25.8	$16.8	$11.4	$9.6	48.6	$162.0
1.Represents borrowings outstanding under the 2026 Refinancing Term Loan. Unamortized debt issuance costs are excluded from the table.
2.Represents the estimated interest payments associated with the 2026 Refinancing Term Loan, assuming current interest rates and amounts outstanding as of September 30, 2026, until respective maturity date over the periods indicated in the table above.
Revolving credit commitments by nature do not have contractual maturity. The estimated interest payments and the unused commitment fees assuming current interest rates and $100.0 million outstanding under the 2026 Refinancing Revolving Credit Commitments would equal $6.4 million on an annualized basis.
There were no other material changes in our contractual obligations from those reported in our 2025 Annual Report. For more information on our contractual obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our 2025 Annual Report.
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

As of September 30, 2026 and December 31, 2025, we had approximately $2.66 billion and $2.10 billion in surety bonds outstanding for projects, respectively. As of September 30, 2026 and December 31, 2025, approximately $2.23 billion and $1.66 billion of bonding was posted for E&M, respectively, and approximately $409.8 million and $410.0 million of bonding was posted for T&D, respectively. In addition, approximately $27.9 million of bonding was posted for Corporate and Other for each period presented. These amounts were not reflected on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the potential maximum payment amounts we would be required to make under the outstanding surety bonds were approximately $986.0 million and $767.7 million, respectively.
As of both September 30, 2026 and December 31, 2025, the Company had $18.1 million of surety-backed standby letters of credit that were included in the bonding posted for Corporate and Other.
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
We also guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. As of September 30, 2026 and December 31, 2025, the fixed maximum amounts guaranteed under these agreements aggregated to $1.00 billion and $641.1 million, respectively. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees. However, in the event of default under these guarantee obligations, we would be required to make payments to satisfy our guarantees.
In addition to the above guarantees, there were $2.2 million of outstanding standby letters of credit for certain guarantees to third parties under our revolving credit commitments as of both September 30, 2026 and December 31, 2025. In the event we default under these letter-of-credit obligations, we would be obligated for reimbursement of payments made under the letters of credit.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein. For more information on the circumstances regarding our guarantees and off-balance sheet arrangements, refer to Note 14 – Commitments, Contingencies and Guarantees in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
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
Valuation of Intangible Assets
Finite-lived Intangible Assets
The valuation of acquired intangible assets requires significant assumptions and estimates. The fair value of finite-lived intangible assets acquired on the respective acquisition dates, including the respective gross intangible asset value as well as the appropriate amortization periods, was determined using the following methodologies. Customer relationships and backlog were valued using the multi-period excess earnings method, which utilized various significant inputs and assumptions, including future revenues, contributory asset charges, discount rates, customer attrition rates and tax amortization benefits. Trade names and trademarks were valued using the relief-from-royalty method, which utilized various significant inputs and assumptions, including market royalty rates, forecasted revenues, expected useful lives and obsolescence assumptions, and tax amortization benefits.

Indefinite-lived Intangible Assets
The fair value of the indefinite-lived intangible asset acquired on the acquisition date was determined using the relief from royalty method-profit split analysis, which used various significant inputs and assumptions, including market royalty rates, operating history, brand reputation, discount rates, long-term growth and capitalization rates, and tax amortization benefits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, commodity price risk and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below. For more information on our risk factors, including market risk factors, that could be materially harmful to our business, prospects, financial condition and/or financial results if they occur, please refer to “Item 1A. Risk Factors” in this Quarterly Report and in our 2025 Annual Report.
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
We are exposed to interest rate volatility with regard to our long-term debt obligations, which bear interest at variable rates. Outstanding amounts, if any, for the 2026 Refinancing Term Loan and 2026 Refinancing Revolving Credit Commitments both bear interest at Term SOFR plus an applicable rate exposing us to higher interest rate risk.
As disclosed in the “Liquidity and Capital Resources” section contained elsewhere in this Quarterly Report, the Credit Agreement was amended on September 1, 2026, which incrementally increased the balance outstanding under the term loan by $200.0 million and increased the revolving credit commitments by $125.0 million. In connection with the First Amendment, we drew $100.0 million under the 2026 Refinancing Revolving Credit Commitments, which remained outstanding as of period end.
As a result, we had $471.5 million outstanding under the 2026 Refinancing Term Loan and $100.0 million outstanding under the 2026 Refinancing Revolving Credit Commitments as of September 30, 2026, with interest rates of 5.51% and 5.43% for the 2026 Refinancing Term Loan and for the 2026 Refinancing Revolving Credit Commitments, respectively. Therefore, a 1% increase to the variable interest rate would have increased the rate to 6.51% for the 2026 Refinancing Term Loan and 6.43% for the 2026 Refinancing Revolving Credit Commitments, respectively, and increased our interest expense by approximately $5.6 million based on the expected balances outstanding for the 2026 Refinancing Term Loan and 2026 Refinancing Revolving Credit Commitments over the next 12 months as of September 30, 2026.
Going forward, the level of our interest rate risk will depend on our utilization of the2026 Refinancing Revolving Credit Commitments and the outstanding debt amount under the 2026 Refinancing Term Loan and will be sensitive to changes in the general level of interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk as the result of some foreign operations beginning in the third quarter of 2026. The functional currency for our primary operations is the U.S. dollar. Our foreign operations use the Canadian dollar as their functional currency. Fluctuations in exchange rates could have a favorable or unfavorable impact on the translation of foreign-denominated assets, liabilities, revenues, or expenses. The impact is recorded as foreign currency translation gains or losses recognized in Other comprehensive loss on the unaudited condensed consolidated statements of comprehensive income.

For both the three and nine months ended September 30, 2026, we recognized $3.7 million of foreign currency translation losses. During the periods disclosed, the impact of a 10% currency fluctuation in the Canadian dollar relative to U.S. dollar would have increased or decreased foreign currency translation losses by $0.4 million.
Prior to the third quarter of 2026, we did not have exposure to foreign currency exchange rate risk.
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
Changes in Internal Controls
The Company completed the acquisition of SE&M on April 1, 2026 and completed the acquisition of Epsilon on September 1, 2026. Under the current guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first year of an acquisition while integrating the acquired company. The Company is in the process of assessing the internal control over financial reporting of the acquired companies and integrating them with the Company’s existing internal controls over financial reporting. The Company will exclude SE&M and Epsilon internal controls over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company’s controls and procedures.
Except as noted above, there were no changes that occurred in the Company’s internal control over financial reporting during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Please refer to Note 14 – Commitments, Contingencies and Guarantees in the accompanying notes to our unaudited condensed consolidated financial statements for discussion regarding legal proceedings. There were no other material changes to the legal proceedings that were disclosed in the Company’s 2025 Annual Report as of September 30, 2026.
Item 1A. Risk Factors.
As of September 30, 2026, except as described below, there were no material changes to the Company's risk factors that were previously disclosed in the Company’s 2025 Annual Report. Please refer to the below and the Company's 2025 Annual Report for the risk factors that could materially harm the Company's business, prospects, financial results and/or financial condition if they occur.
Our international operations expose us to legal, political, and economic risks in Canada as well as currency exchange rate fluctuations that could harm our business, financial results and/or cash flows. We could also be adversely affected by our failure to comply with laws applicable to our foreign activities.
During the third quarter of 2026, the Company completed an acquisition with foreign operations. The revenues and net loss from Canadian operations were immaterial to our third quarter 2026 consolidated results. However, to the extent our Canadian operations grow as a proportion of our consolidated results, our exposure to the risks described below will increase.
There are risks inherent in doing business internationally, including, among others:
•Imposition of governmental controls and changes in laws, regulations, policies, practices, taxes, and imposed and proposed tariffs;
•Political and economic instability;
•Changes in United States and other national government import/export requirements, imposed and proposed tariffs, trade policies and relations affecting the market for our services, including arising from policy initiatives implemented by governmental administrations and any retaliatory or responsive actions by foreign governments, which could increase our cost of materials, equipment and components;
•Potential non-compliance with a wide variety of laws and regulations, including among others, the Foreign Corrupt Practices Act, Canada’s Corruption of Foreign Public Officials Act, customs and trade laws, and similar laws, regulations, or international agreements;
•Currency exchange rate fluctuations, devaluations and other conversion restrictions;
•Delays, disruptions and increased costs associated with transporting materials, components and products across borders, and the risk that customs authorities disagree with our tariff classifications or other customs treatment, which could result in fines and penalties;
•Difficulties in enforcing contractual and intellectual property rights in foreign jurisdictions;
•Restrictions on, or fees or taxes associated with, repatriating foreign profit and assets back to the United States; and
•Difficulties in staffing and managing international operations, including integrating any acquired business, managing foreign operations effectively from the United States, and understanding and complying with local laws, regulations and customs, including labor and employment laws.
There is no assurance that our policies or procedures will protect us against liability under certain laws for actions taken by or on behalf of our Company. If we are found to be liable for violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), the Company could suffer severe criminal or civil penalties or other sanctions, which could have a material adverse effect on the Company’s reputation, business, financial results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The following table shows all directors or officers who adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2026. Except as shown below, no other directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2026.

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Jon Hunke Chief Accounting Officer	Adopt	9/10/2026	X		To Be Determined (1)	5/21/2027
*    Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) The aggregate number of shares to be sold, including 2,893 shares of common stock currently held, pursuant to the trading arrangement listed above is dependent, among other things, on sales prices under the trading arrangement, the amount of tax withholding required upon the vesting of 4,409 restricted stock units, and certain certain holding requirements and therefore, is indeterminable at this time.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Amended and Restated Certificate of Incorporation of Everus Construction Group, Inc.			8-K	3.1	11/1/24	001-42276
3.2	Amended and Restated Bylaws of Everus Construction Group, Inc.			8-K	3.2	11/1/24	001-42276
10.1	Credit Agreement, dated as of October 31, 2024, by and among Everus Construction Group, Inc., JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party thereto†			8-K	10.4	11/1/24	001-42276
10.2
Credit Agreement, dated as of October 31, 2024 (as amended by the First Amendment, dated as of September 1, 2026), by and among Everus Construction Group, Inc., JPMorgan Chase Bank, N.A. and Lenders and L/C Issuers party hereto†
X
10.3	Form of Everus Construction Group, Inc. Restricted Stock Unit Award Agreement under the Everus Construction Group, Inc. Long-Term Performance-Based Incentive Plan, for use for Canadian employees+	X
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.
† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everus Construction Group, Inc.

Date:	November 6, 2026	By:	/s/ Maximillian J Marcy
			Name:	Maximillian J Marcy
			Title:	Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Jon B. Hunke
			Name:	Jon B. Hunke
			Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)